Form 10KSB
period 1995-12-31
KLEENAIR SYSTEMS INC
filed 1996-04-15
CIK 789885

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-KSB
               Annual Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File Number:
December 31, 1995                                       33-3362-D


                         KLEENAIR SYSTEMS, INC.
          (formerly Investment & Consulting International, Inc.
           (Exact name of registrant as specified in charter)


      Nevada                                             87-0431043
(State of incorporation)                              (I.R.S. Employer
                                                   Identification Number)

18871 Portofino Drive, Irvine, Ca                                92715
(Address of principal executive offices)                       (Zip code)

Issuers telephone number: (714) 854-1592

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

            Common Equity Shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $-0-

The number of shares of Common Stock outstanding as of December 31, 1995 was 1,423,752.

Aggregrate market value of voting stock held by non-affilliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 31, 1996 is $ 1,869,308.

                                 PART I

Item 1.   Description of Business.

     The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. The Company changed its name to Investment and Consulting International,
Inc. on June 2, 1993.   KleenAir Systems, Inc. is the successor with the
name change being filed on April 17, 1995. During the past three years the Company has attempted several acquisition and/or mergers, none of which were completed until the acquisition of the NOxMaster(TM) technology on April 11, 1995.

     In April, 1995 the Company effected a one (1) for ten (10) reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 553,750 while its authorized shares remained unchanged at 3,500,000,000. On December 20, 1995 the Shareholders of the Company approved an amendment to the Articles of Incorporation reducing the authorized number of shares to 50,000,000 without effecting the outstanding shares or the par value.

     The acquisition of the NOxMaster(TM) technology was the reason for the name change to KleenAir Systems, Inc. The NOxMaster(TM) is an electro-mechanical device which substantially reduces the oxides of nitrogen (NOx) from the exhaust gases of cars and trucks (mobile sources.) The cost of the acquisition was $3,500,000 which was paid in the form of 400,000 common shares and 7,000,000 Preferred non-voting shares.

     The purpose of the NOxMaster(TM) is to reduce the (NOx) to a level substantially lower than the minimum requirements of even the most restrictive state California. The NOxMaster(TM) is a one-of-a-kind device that can effectively accomplish this task and consists of: 1) an ammonia injector(s) located on the engine exhaust system upstream of the catalytic converter: 2) a tank of minimally pressurized ammonia with solenoid operated valves; 3) tubing, wiring and an electronic controller which senses engine parameters. The ammonia injection is programmed to occur only when the engine is operating at specific load and performance conditions.

     A timing pulse from the engine is used to determine certain parameters indicating NOx production and to trigger a solenoid causing the injection of gaseous ammonia into the exhaust gas system upstream of the catalytic converter. The chemical reaction that occurs causes the NOx to be reduced to harmless constituents primarily at the initial mixing and secondarily at the catalytic converter. The ammonia injection is programmed to occur only when the engine is operating at specific load and performance conditions.

     In addition to cost effectively reducing NOx from the exhaust, the NOxMaster(TM) has the potential of aiding in the enhancement of engine performance. Controlled reduction of NOx could allow for the re-tuning of the engine for increased efficiency which will increase fuel mileage while continuing to maintain the government set NOx standard.

     The Company currently has 2 full time employees and 4 outside contractors.

     Subsequent to Year End the Company entered into an agreement with National Diversified Telecom, Inc. (NDT) wherein the Company acquired 100% of the issued and outstanding shares of NDT for the issuance of 300,000 shares of the Company's common equity shares. This pooling-of-interest combination brings to the Company an operating history in excess of 10 years as well as a positive cash flow.

     National Diversified Telecom has a successful 10 year history in the cellular telephone market in Southern California. With rapid changes in the telecommunications industry it is switching it's program to offering a package of communication services that interface cellular, fiber-optics, ISDN, and internet backbones. It is teaming with technology companies that offer advanced capabilities as to capacity and speed for voice, image and data communication media at discounted costs.

     The services of NDT are geared primarily to existing users of cellular telephones. The Company has access to a substantial database of such users and is gearing, in particular, to two market segments the home based business exceeding $500 monthly in phone services, and small to medium sized businesses needing more services at lower a cost. Both markets are reached through a network of cellular or former cellular agents and in-house telemarketing.

     The long-term strategy is to offer it's users a Wide Area Network for an EDI paperless exchange capability. One goal is to reduce the use of pater and thereby contribute to a saving of forests and tghe consequent protection of the environment.

Item 2.   Description of Property.

     In order to conserve operating capital, the Company does not maintain a corporate office. The Company uses the address of the Director of Engineering, Lester Berriman, as its official corporated address until such time as additional funding and activity require the use of additional space. The officers provide their own facilities.

Item 3.   Legal Proceedings.

     The Company is not currently involved in any litigation.

Item 4.   Submission of Matters to a vote of Security Holders.

     During the fourth quarter, Company held a special shareholders meeting for the purposes of 1) authorizing an amendment to Article IV of the Company' Articles of Incorportion to reduce the number of authorized common shares from 3,500,000,000 to 50,000,000 and 2) electing Lionel Simons as a director to replace Sandra Sawyer.

                                 PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

     Market Information: The principle trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 1994 and 1995 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                              High           Low
             1994           No trading market

             1995
          1st Quarter       No trading market
          2nd Quarter         1.00           .75
          3rd Quarter          .8437         .50
          4th Quarter         1.00           .6875

     Shareholders: At March 31, 1996 there were 120 shareholders of record with an additional 62 shareholders registered with firms reporting to the Depository Trust Company.

     Dividends: The Company has paid no dividends and has no plans of paying dividends until such time as revenues and net profit warrant the additional expense.

Item 6.   Management's Discussion and Plan of Operation.

     During the past 12 months the Company acquired 100% of the patent rights under United States Patent #5,224,346 entitled "Engine NOx
Reduction System" subject to royalties in the amount of 7% of the wholesale value of the product and/or products covered by this or related patents for the issuance of 7,000,000 preferred shares and 400,000 common shares. There was no cash consideration for the acquisition of this(these) patents.

     Through the private placement of the companies common equity shares, the Company has raised capital in the approximate amount of $252,000 which has been sufficient to continue operations through the fiscal year end. Continued efforts in capital raising have been successful resulting in formal commitments in the amounts of $500,000 and $250,000 respectively. These commitments are combinations of stock purchases and the purchase of certain marketing, distribution and manufacturing rights to the Company's product(s). Management believes this funding will be sufficient to continue operations through December 31, 1996.

     It is anticipated that the Company will proceed with a Secondary Offering of its common stock during the fourth quarter of 1996 in order to fully fund operations until revenues from sales will sustain operations. Sales are anticipated to begin in the fourth quarter but will not be sufficient to sustain operations until the second quarter of 1997.

     The first product, the NOxMaster(TM) device, is currently in the final stages of refinement. Nitrogen oxides (NOx) are the most difficult auto exhaust pollutants to control. They are not fuel based but are produced by the oxidation of nitrogen in the combustion air and their formation requires high temperature (2500 degrees F and above). The higher the temperature, the more NOx is produced, thus NOx is produced in proportion to engine power output and efficiency. Meeting even the current emission standard (0.4 grams/mile) requires sacrifice of performance and economy.

     The NOxMaster(TM) utilizes both the non-catalytic reaction, that occurs at high temperature, and the catalytic reaction, at lower temperature. Tests have confirmed this approach. Further test data has shown that the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster(TM) gives the manufacturer a method of control which is essentially independent of engine operating parameters and provides new options for economy and performance.

     The first beta test prototypes to be used in beta testing are anticipated to be installed on a small fleet of vehicles by the end of April, 1996 with the production prototype is being completed by June 30, 1996. The testing laboratory of California Environmental Engineering
(CEE) in Irvine, California, has been certified by the California Air Resources Board (CARB) and is the Company's laboratory of choice for the continued testing of the product. CEE is also used by the California Air Resources Board for testing.

     As of this filing an application for the issuance of an Executive Order (EO) from the California Air Resources Board has been submitted. The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce the NOx in significate amounts to qualify for emission credits.

     Emission Credits - The emphasis will be on NOx reduction products which are not required by law or regulation thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits published by the California Environmental Protection Agency, Air Resources Board (ARB), and Mobile Source Emission Reduction Credits were approved by the ARB on February 19, 1993.

     The document states that NOx is the only pollutant considered in the guidelines as a reasonable candidate for credit generation. These emission credits do not as of yet have a specific monetary value placed on them, however, the control costs are in the range of a few thousand dollars to more than $20,000 per ton removed. The Company believes the value of these emission credits will be a very substantial tool in the marketing of the NOxMaster(TM) to fleet vehicle owners, especially the Diesel transportation industry.

     Once production and sales begin the Company anticipates employing an additional 5 to 10 full time employees, primarily in the management and administrative capacity.

     The pooling of interest with National Diversified Telecom, Inc. should require the addition of 7 to 10 sales personnel who will be paid a commission on sales in lieu of a salary. The revenues from sales are anticipated to reach $50,000 monthly by the end of fiscal year 1996.
(See Notes to Financial Statements for more details on the combination.)


Item 7. Financial Statements

Report of Independent Public Accountants

Balance Sheets

Statements of Operations

Statement of Changes in Stockholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
KleenAir Systems, Inc.
Irvine, California

We have audited the accompanying balance sheet of KleenAir Systems, Inc. (a development stage Company formerly known as Investment & Consulting International, Inc.) as of December 31, 1995, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Investment & Consulting International, Inc. as of December 31, 1994 and for the year then ended, were audited by other auditors whose report dated February 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has no operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robert Early & Company, P.C.
Abilene, Texas

April 8, 1996

                         KLEENAIR SYSTEMS, INC.
        (Formerly Investment & Consulting International, Inc.)
                    (A Development Stage Company)
                            BALANCE SHEETS


                                ASSETS

                                                 December 31      December 31
                                                    1995              1994
CURRENT ASSETS:
    Cash                               $         151,996     $             -
    Advances to consultants                       20,000                   -
    Prepaid marketing costs                       27,083                   -
    Notes receivable                             136,035                   -
       Total Current Assets                      335,114                   -

OTHER ASSETS:
    Patent license                             3,509,125                   -
    Notes receivable from related
       parties-long term                        1,620,783                  -
    Prepaid marketing costs
      (net of current portion)                    45,139                   -
        Total Other Assets                     5,175,047                   -

    TOTAL ASSETS                       $       5,510,161     $             -



                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                   $          24,602     $             -
    Deferred consulting fees                      73,342                   -
        Total Liabilities                         97,944                   -

    Deferred license fees                      1,736,558                   -

STOCKHOLDER'S EQUITY:
    Preferred stock, series A, $.001
    par value (10,000,000 shares
    authorized, 7,000,000 and 0
    outstanding, respectively)                     7,000                   -
    Common stock, $.001 par value
    (50,000,000 shares authorized,
     1,423,752 and 554,752 outstanding,
           respectively)                           1,424                  555
    Preferred stock to be issued
      (250,000 and 0 shares)                     125,000                   -
    Common stock to be issued
      (571,112 and 0 shares)                     250,400                   -
    Additional paid-in capital                 3,924,658              150,963
    Unearned compensation                       (152,016)                  -
    Deficit accumulated during the
     development stage                          (480,807)            (151,518)

           Total Stockholder's Equity          3,675,659                   -

TOTAL LIABILITIES AND STOCKHOLERS'
     EQUITY                                $   5,510,161          $        -


The accompanying notes are an integral part of these financial statemenmts.

                             KLEENAIR SYSTEMS, INC.
         (Formerly Investment & Consulting International, Inc.)
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                 For Years Ended

                                                 December 31     December 31
                                                    1995             1994

PRODUCT DEVELOPMENT COSTS                  $       67,454       $          -

OPERATING EXPENSES:
    Director's fees                                31,250                 -
    Consultants                                   177,868                 -
    Professional fees                              17,345                 -
    Office expenses                                 4,307                 -
    Advertising and promotion                      50,280                 -
    Other expenses                                  1,044                 -
       Total operating expenses                   282,094                 -

INCOME/(LOSS) FROM OPERATIONS                    (349,548)                -

OTHER INCOME AND (EXPENSES):
  Amortization of discount on receivables          20,259                 -

NET INCOME/(LOSS)                          $     (329,289)     $          -

WEIGHTED AVERAGE SHARES OUTSTANDING             1,163,735            554,751

NET INCOME/(LOSS) PER SHARE                $         (.28)     $          -



The accompanying notes are an integral part of these financial statemenmts.

<CAPTION
                                        KLEENAIR SYSTEMS, INC.
                        (Formerly Investment & Consulting International, Inc.)
                                     (A Development Stage Company)
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                   Additional   Unearned  During the
                           Preferred Stock     Common Stock    Stock to be Issued   Paid-In      Compen-  Development
                           Shares  Amount    Shares(1) Amount  Preferred  Common    Capital      sation     Stage
BALANCES, 12/31/93             -   $    -     538,452  $  539  $     -   $     -   $  150,979  $      -   $ (151,518)

Issued for:
  Director's fees              -        -       7,500       7        -         -          (7)         -           -
  Consulting services          -        -       8,800       9        -         -          (9)         -           -
Net loss for 1994              -        -          -       -         -         -           -          -           -

BALANCES, 12/31/94             -        -     554,752     555        -         -      150,963         -     (151,518)

Issued for:
  Adjustment of shares
  outstanding                  -        -       4,000       4        -         -          (4)         -           -
  Cash                         -        -     205,000     205        -         -       66,804         -           -
  Consulting services          -        -     145,000     145        -         -       98,980         -           -
  Professional services        -        -      35,000      35        -         -       12,715         -           -
  Purchase of patent
      rights            7,000,000    7,000    450,000     450        -         -    3,500,050         -           -
  Directors' compensa-
    tion                       -        -      30,000      30        -         -       22,470         -           -
Other contributed
    capital                    -        -          -       -         -         -        2,367         -           -
Options compensation           -        -          -       -         -         -       70,313         -           -
Unearned stock
    compensation               -        -          -       -         -         -           -    (152,017)         -
Stock to be issued
    (125,000 shares)           -        -          -       -    125,000        -           -          -           -
Stock to be issued
    (501,110 shares)           -        -          -       -         -    180,400          -          -           -
Stock to be issued for
services(70,000 shares)        -        -          -       -         -     70,000          -          -           -
   Net loss for 1995           -        -          -       -         -         -           -          -     (329,289)

BALANCES, 12/31/95      7,000,000  $ 7,000  1,423,752  $1,424  $125,000  $250,400  $3,924,658  $(152,017) $ (480,807)

    (1) Share balances have been adjusted to reflect a 1 for 10 reverse stock split adopted during 1995.



The accompanying notes are an integral part of these financial statemenmts.

</ TABLE>

                             KLEENAIR SYSTEMS, INC.
          (Formerly Investment & Consulting International, Inc.)
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                              For Years Ended



                                                  December 31     December 31
                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                           $    (329,289)  $        -
     Adjustments to reconcile net income/(loss)
       to net cash provided by operations:
       Amortization of receivables discount            (20,259)           -
       Stock recorded for services                     132,979            -
       Stock issued for director fees                   22,470            -
     Increase/(decrease) in:
       Trade accounts payable                           24,602            -
       Deferred consulting services                     73,342            -
NET CASH PROVIDED BY/(USED BY) OPERATING
       ACTIVITIES                                      (96,155)           -

CASH FLOWS FROM INVESTING ACTIVITIES:
     Patent licensing costs                             (1,625)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock to be issued                  180,400            -
     Proceeds from issuing stock                        67,009            -
     Additional capital contributions                    2,367            -
NET CASH PROVIDED BY/(USED BY) FINANCING
       ACTIVITIES                                      249,776            -

NET INCREASE/(DECREASE) IN CASH                        151,996            -

CASH AT BEGINNING OF YEAR                                   -             -

CASH AT END OF YEAR                            $       151,996   $        -

SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
       Interest                                $            -    $        -
       Income taxes                                         -             -
     Non-cash investing and financing
     transactions:
       Stock issued for:
       Directors fees                                   22,500            75
       Services and prepaid services                   119,375            88
       Patent licensing                              3,507,500            -
       Sale of marketing licenses for notes
          receivable                                 1,736,558            -
       Stock to be issued for services                  70,000            -

The accompanying notes are an integral part of these financial statemenmts.

                            KLEENAIR SYSTEMS, INC.
              (Formerly Investment & Consulting International, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


DESCRIPTION OF BUSINESS

KleenAir Systems, Inc. (the Company) (formerly Investment & Consulting
International, Inc.) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. The Company has had various names during its existence as various endeavors were attempted. None of these actually became fruitful. The Company was most recently known as Investment & Consulting International, Inc. until April 1995. In
April 1995, the Company purchased a patent for a proprietary device shown to be capable of neutralizing the environmental impact of automobile exhaust emissions without significant modification to the vehicle. Soon after the acquisition of this patent and the right to use of the seller's name, the Company changed to its current name.
With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform with generally accepted accounting principles. Policies which materially affect the determination of financial position, cash flows, and results of operations are summarized as follows:

Development stage reporting -- Generally accepted accounting principles call for certain presentations of cumulative financial statement information from inception to the date of the financial statements. Since the Company restarted its operations (from a position of inactivity) in April 1995, these statements present information from inception of its development stage although separate columns have not presented to so indicate.

Patent License -- The Company has purchased the rights to a patent as discussed below. The cost of the patent, along with legal costs incurred to register and protect it, has been capitalized and will be amortized once the Company commences sales of the product. Amortization will be charged on a straight-line basis over seven years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization is expected to begin in 1996 along with anticipated initial sales of the device.

Federal Income Taxes -- For Federal income tax purposes, the Company reports its operations on the accrual basis of accounting. Depreciation and amortization are recorded on the basis most advantageous to the Company for minimizing its income tax liabilities.

Generally accepted accounting principles require an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, this approach allows for recognition of deferred tax assets in the current period for the future benefit of operating loss carryforwards and other items for which expenses have been recognized for financial accounting purposes but will be deductible in tax returns of future periods. A valuation allowance is recognized, if available evidence indicates that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are recognized for revenue items which have been recognized for financial accounting purposes which will be includable in future tax returns.

Cash Flows -- The Company considers cash to be its only cash equivalent for purposes of presenting its Statements of Cash Flows.

Common Stock Data -- Per share data has been computed on the weighted average number of common stock shares outstanding each period. The
1994 amounts and 1993 balances have been adjusted to reflect the effect of a 1 for 10 reverse stock split in March 1995. Stock to be issued has been included in weighted average shares outstanding.
Options and convertible preferred shares have not been included in the calculation of earnings per share because they would be antidilutive.
See Note 5 for further information on equity transactions.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements -- Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of" (SFAS 121) issued by the Financial Accounting
Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guide-lines regarding when impairment losses on long-lived assets, which includes plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation" (SFAS 123) issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.
At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.


NOTE 2:  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues or disposable assets to fund completion of its development program, current level of expenses, or initial production stages . In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, the obtainment of debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to loan money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down operations completely.

Management has had indications that investors are interested in the technology being developed by the Company and that these investors have capacity and will be willing to be available to provide financing for the remaining cost of the development of the device. As such, Management anticipates that there will not be any interruption in the development activities and that the Company will have no difficulties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3:  FEDERAL INCOME TAXES

Because of timing, relative insignificance, and changes in control and management, the Company has elected to ignore prior operating losses in calculating its income taxes. Operating losses reported for tax purposes vary from accumulated deficits in retained earnings due to differences in tax treatment or timing of various items. The tax loss carry-forward generated in 1995 is estimated to be $148,187 and expires in the year 2010.

The Company has deferred tax assets (no liabilities) at December 31, 1995.
This asset has occurred due to timing differences in the deductibility of deferred payments to contractors ($69,750), options compensation recorded
($70,313), and accrued stock compensation ($41,039). These differences would yield a deferred tax asset of $45,276. However, because management is unable to determine that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the asset.

There is no income tax benefit or expense to be reported for the period ended December 31, 1995.


NOTE 4:  PATENT LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent has been capitalized and shown as Patent on the balance sheet. Subsequent to the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehicles. Also, the Company has been in the process of performing tests aimed at obtaining minimum state approvals to be able to advertise and sell the device initially as not causing an increase in pollution.
Subsequent testing and completion of the specified procedures are expected to allow the Company to obtain a ruling by the Air Resource Board that the device reduces pollutants. This ruling would greatly expand the markets for the device.

The Company's rights to the patent are subject to royalties totalling seven per cent of wholesale sales. The royalties do not require the Company to make minimum payments.

Only the direct costs of acquisition of the license and costs of extending or perfecting the patents are available for capitalization. All payments for the development and production thereof are charged to operations as development costs when incurred and are included in results of operations.

Managment has estimated that additional costs required to obtain executive orders and additional approvals should be in the $15,000 to $25,000 range.
Management also has estimated that it should be able to obtain the executive orders in the second quarter of 1996.


NOTE 5:  NOTES RECEIVABLE AND DEFERRED LICENSE FEES

During September and October 1995, the Company entered into licensing agree-ments with two entities for non-U.S. marketing rights for the device. These agreements call for the licensee to develop these markets for sales of the device as produced by the Company. One of the licensee is a stockholder in the Company.

Under each of these licensing agreements, the licensee agreed to pay the license fee in four installments without interest. The total face value of these agreements is $2,000,000. The balances shown represent the net amount after application of a seven percent discount factor in order to show the present value of the obligations. The agreements call for the Company to secure certain approvals by the State of California prior to the due dates of the first installment. The Company has been assured by its consultants that this approval will occur significantly ahead of the dates contemplated in the license agreements. However, due to the uncertainty of the date of this approval, the license revenues have been deferred until such approval has been obtained and the contingency removed. It Company expects to recog-nize these revenues over the anticipated life of the license (currently estimated to be seven years) on a straight-line basis.


NOTE 6:  COMPENSATORY STOCK BENEFIT PLAN AND VALUATION BASIS

During 1995, the Company adopted a Compensatory Stock Benefit Plan (the Plan) for the furtherance of the Company by allowing the Company the option of compensating officers, directors, consultants, and certain other service providers who render bona fide services to the Company through the award of the Company's free trading common shares. Under the Plan, 5,000,000 shares
(500,000 shares after the reverse stock split) were approved by the Board of Directors. Of the shares approved for the Plan, 195,000 shares were issued, 70,000 were committed in agreements with officers, and 40,000 were committed to a consultant. These shares have been issued primarily for marketing and promotion services, directors fees, and facilitation of the purchase of the patent.

Subsequent to the adoption of this measure, the Company acquired services with both free trading and restricted (section 144) stock. Transactions utilizing free trading stock have been valued at the trading price for market shares on the date of the transaction. Transactions utilizing restricted stock have been valued at one-half of the trading price on the date of the transaction.


NOTE 7:  STOCKHOLDERS'S EQUITY

In 1986, the Company completed an initial offering of 10,000,000 shares with net proceeds (after commissions) of $110,233. Between that time and December
31, 1993, it is apparent that there were several stock transactions and other actions. However, records regarding this period of time are not available. Additionally, no records have been found to enable analysis of the 1993 retained earnings balance. Due to this lack of records, management has elected to discount the retained earnings with regard to tax loss carryforwards. Inception-to-date information required for development stage companies is also unavailable for this period.

During 1994, the Company issued 75,000 common shares for directors fees and 88,000 common shares for other professional services. This represents a total of 16,300 shares after the reverse split. These services were deemed to be of no monetary benefit to the Company and the shares were recognized at par value with no cost being recognized for these services.

In March 1995, the Company's Board approved a measure (ratified at a subse-quent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held.

In April 1995, the Company issued 7,000,000 shares of convertible, non-voting preferred stock and 450,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was valued at $3,507,500.

Other consulting services not directly related to the patent purchase were obtained through the issuance of 180,000 common shares valued at total of $111,875. Directors were issued a total of 30,000 shares valued at $22,500.
This stock-based compensation, as well as the transactions described below, has been valued as described at Note 6.

The Company issued 205,000 common shares pursuant to a Regulation S offering.
Net proceeds to the Company after commissions was $66,804. In addition, $180,400 for 501,112 shares under Regulation S were received prior to December 31, 1995, but the underlying shares had not been issued at that date.

As discussed in Note 8 below, the Company has also issued and committed to issue both common and preferred stock for continuing services and employment agreements.

The Company has issued options to purchase common shares. These options have arisen from various transactions including, as mentioned above, the purchase of the patent. Other options have been granted as incentives to sign service contracts. All options issued are to purchase one share for each option held.
There is no market for these options, but they may be assigned.  At December
31, 1995, options to purchase a total of 2,375,000 common shares were outstanding as detailed in the following table.

                                              Number      Per Share
                                                of         Exercise
                Issued to/for                 Options       Price    Expires
    Granted Product development               525,000     $   .20       9/96
    Granted Product development               525,000        1.00       9/97
    Granted Product development               525,000        3.00       9/98
    Granted Public relations consultant        50,000         .20       9/96
    Granted Public relations consultant        50,000        1.00       9/97
    Granted Officers                          200,000         .20      12/96
    Granted Officers                          200,000        1.00      12/97
    Granted Officers                          200,000        3.00      12/98
    Granted Commissions                       100,000         .10      10/97
        Total at December 31, 1995          2,375,000


NOTE 8:  COMMITMENTS AND DEFERRED CONSULTING FEES

The Company has committed to certain fixed payments under consulting contracts for marketing, financial, and managerial services. Most of these contracts call for monthly payments of which portions are being deferred for an interim period. Certain obligations would survive termination of the agreements.

Additionally, the Company has entered into employment contracts with its Chief Executive Officer (CEO) and Director of Engineering (DE) which call for fixed compensation, stock, and stock options. These contracts are for a three year term and call for base annual compensation for the CEO and DE of $90,000 each in addition to an initial grant of 40,000 and 30,000 free trading common shares, respectively. Each of these contracts also call for options to purchase 300,000 shares of stock. These options are included in the table at Note 7 above. The CEO also was granted rights to 750,000 shares of convertible preferred stock of which one-third vested with the initiation of the agreement while the other two-thirds vests on attaining the first and second anniversary of the agreement. Neither the initial grants of common stock or preferred stock had been issued at December 31, 1995. However, these shares have been included as stock to be issued and valued at a total of $195,000. This total is being amortized over the term of the agreements. The unamortized cost is included in Unearned Compensation in the stockholders' equity section.

Other contracts requiring monthly retainer fees are as follows: $7,500 for marketing, management, and general -- good until terminated, $4,500 per month is currently being deferred; $7,500 for engineering and design -- good until terminated, $4,500 per month is currently being deferred; $7,500 for professional marketing -- three year term, $4,500 per month is currently being deferred; $3,000 for advertising, marketing and financial promotion
- -- two year term, $1,000 per month is currently being deferred.

Two of these consulting contracts call for additional stock commitments. One received 100,000 shares of free-trading stock as a service incentive. This has been valued at $81,250 and is being amortized over the initial three year term of the contract. The other contract calls for the issuance of 40,000 shares of free-trading common shares along with 100,000 shares of convertible preferred shares. These commitments to issue stock have been valued at a total of $78,750 and are being amortized over the three year initial term of the contract. Recognition of the future issuance of the underlying stock is being included in Unearned Compensation pending actual issuance of the shares.


NOTE 9:  RELATED PARTY TRANSACTIONS

Most of the Company's consultants are also stockholders of the Company.
This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became preferred stockholders.
Individuals involved also have continued many of the development and other services which they were providing to the previous owner.

A consultant to the Company who is also a shareholder, borrowed $10,000 during November 1995. This same consultant was advanced an additional
$10,000 for the purpose of identifying an appropriate acquisition target which had not been repaid or earned at year end.

As noted above, one of the licensees, and thereby, notes receivable sources is also a stockholder of the Company.

Although the Company has no official offices, the official address of the Company is the same as that of its vice-president of engineering.

As discussed below, the president of the Company is also the president of a company acquired subsequent to year end.


NOTE 10:  ACQUISITION OF SUBSIDIARY

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). This acquisition was accomplished with 300,000 shares of the Company's restricted common stock. In addition, the Company is to advance $10,000 immediately and another $10,000 in four months to NDT for operations. This acquisition is effective March 30, 1996. The Company's president is also the president of NDT. However, there are no other common stockholders between the companies.

NDT has been in the cellular telephone business in Southern California for about 10 years. Having recently redefined its program, it is switching to offering a package of services which interface cellular, fibre-optic, ISDN, and internet backbones. These services are geared primarily towards existing cellular telephone users in, more specifically, home-based and small to mid-sized businesses needing increase services. NDT expects to use a network of contacts and agents established over the years along with telemarketing strategies to reach its anticipated markets.

This transaction qualifies for the pooling of interests method of accounting.
In order to qualify as a pooling of interests, the acquisition must be accomplished via an exchange of acquiring company stock for at least 90% of the outstanding shares of the company to be acquired, among other criteria.
Under the pooling of interests method of recording acquisitions, the companies' separate financial statements and historical transactions are essentially combined and the resulting consolidated financial statements are presented as though there had been only one historical entity. There is no recognition of current values of the underlying assets or the value of the purchase price. The following table sets forth pro forma combined condensed balance sheets as of December 31, 1995 and income statement information extracted from the Company's audited financial statements and unaudited financial statements of NDT. No adjustments to the separate financial information is expected in obtaining the combined results. There have been no transactions between the two companies.

                            Balance Sheets

                               KASI           NDT         Combined

Current assets              $  335,114   $    2,220     $   337,334
Fixed assets (net of
   depreciation)                   -         5,073            5,073
Other assets                 5,175,047        6,918       5,181,965
  Total Assets              $5,510,161   $   14,211     $ 5,524,372

Current liabilities         $   97,944   $   21,968     $   119,912
Deferred license revenues    1,736,558           -        1,736,558
Stockholders' equity         3,675,659       (7,757)      3,667,902
  Total Liabilities &
    Stockholders' Equity    $5,510,161   $   14,211     $ 5,524,372

                      Income Statements for 1995

Total revenues              $       -    $  159,053     $   159,053
Cost of sales                       -       (23,199)        (23,199)
Development costs              (67,454)          -          (67,454)
Operating expenses            (282,094)     (80,576)       (362,670)
Other income/(expenses)         20,259       (7,109)         13,150
  Net Income                $ (329,289)  $   48,169     $  (281,120)

                      Income statements for 1994

Total revenues              $       -    $  533,998     $   533,998
Cost of sales                       -      (281,100)       (281,100)
Operating expenses                  -      (247,355)       (247,355)
Other income/(expenses)             -        (3,681)         (3,681)
  Net Income                $       -    $    1,862     $     1,862


NOTE 11:  OTHER SUBSEQUENT EVENTS

During the first quarter, approximately $110,000 of deferred consulting fees were utilized by consultants as payment for the exercise of options to purchase 650,000 common shares. The options exercised are a portion of those set out in the table presented at Note 7 above. Additionally, deferred consulting fees have been offset against the advances to consultants.

During March 1996, the Company entered into a third exclusive licensing agreement for specified Eastern Asian and Pacific island areas. This agreement calls for the licensee to pay the Company a total of $500,000 over the next year.


Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.

     The Company and the certified public accounting firm of Bayaa &
Dimeglio of Irvine, California, by mutual agreement, discontinued the services of Bayaa & Dimeglio as independent certifiec public accountant of the Company. The Company has replaced its former accountants with Robert Early & Company, P.C. of Abilene, Texas.

Bayaa & Dimelgio's report on the financial statements for the year ended
December 31, 1994 contianed no adverse opion nor disclaimers of opinion.
There were no disagreements with the former accounting firm.

                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With section 16(a) of the Exchange Act.

                                                                Served
Name              Age      Position / Office       Term         Since

Lionel Simons     65    Director/President/CEO     1 yr        April 1995
Lester Berriman   70    Director/VP Engineering    3 yr        April 1995
Peter Cahill      38    Director/Sec/Treasurer     2 yr        April 1995

Lionel Simons - President & CEO - attended the London School of Economics in London, England where her earned his Bachelor of Science in Economics and was awarded one of 7 Leverhiume Scholarships. He earned his Masters in Business Administration, majoring in International Business and Marketing, at Columbia University Graduate School. While Managing
Director of Denbyware, Ltd. of England, he increased sales from approximately $10 million to $25 million and took the company public via the London Stock exchange. He has extensive experience in international contract negotiations and business management having worked for such companies as Remington Rand UNIVAC, Millard-Norman Company, Denbyware,
Ltd., Simons Office Systems, Trac-Tel Corporation and Asia Global
TEchnologies.

Lester Berriman - P.E., Chairman of the Board/Vice President/Director of
Engineering - is a Professional Engineer with a degree in Chemical
Engineering, Mr. Berriman leads the Company in its research.  Mr.
Berriman served 20 years as manager of Chemical and Mechanical
Engineering for the Southern California laboratories of the Stanford
Research Institute and 17 years with Dresser Corporate Advanced
Technology which included 2 years as their Director of Advanced
Technology Center. Mr. Berriman has 21 United States patents and over 80 foreign patents to his credit and is one of the co-developers of the NOxMaster(TM) technology. Mr. Berriman is also very closely aligned with the Air Resources Board in California.

Peter Cahill - Secretary/Treasurer/Director, received his Bachelor of
Arts degree from the University of Hawaii in economics in 1989. Since that time he has been working as an independent consultant to the financial industry. Mr. Cahill has had several years experience with publicly traded companies.

Item 10.  Executive Compensation.

     (a)  SUMMARY COMPENSATION TABLE

                              Annual Compensation

Names and Principle                                 Other Annual
Position                 Year   Salary    Bonus     Compensation

Lionel Simons            1995   $7,500    - 0 -          - 0 -
CEO, President

Lester Berriman          1995    7,500    - 0 -          10,000
Chariman/Director Engineering                          shares S-8

Peter Cahill             1995    7,500    - 0 -          10,000
Secretary/Treasurer                                    shares S-8


     (b)  OPTIONS/STOCK APPRECIATION RIGHTS

     Stock options in the amount of 100,000 shares at an exercise price of $.20 per share were awarded to Mr. Simons and Mr. Berriman as a signing bonus in November, 1995. A stock option in the amount of 75,000 shares with an exercise price of $.20 per share was granated to Mr.
Cahill in December, 1995. These options expire at the end of the 12 month period from the date of grant.

     (c)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END
          OPTION/SAR VALUE TABLE.

     There was no exercise during 1995 of stock options and free standing
SARs by executive officers of the Company.

     (d)  LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     The Company did not make any long-term incentive plan awards to any executive officer in 1995.

     (e)  COMPENSATION OF DIRECTORS

     Directors of the Company are compensated for their services at the rate of 5,000 shares of common stock registered under the Company's 1995
Stock Compensation Plan for each complete quarter of service.

     (f)  EMPLOYMENT CONTRACTS

     The Company entered into two employment contracts during 1995. The contract with Lionel Simons calls for an annual salary of $90,000, the issuance of 40,000 common shares registered under the Company's 1995
Stock Compensation Plan as a signing bonus and the issuance of 250,000 shares of the Company's Preferred Non-voting shares. The contract with Lester Berrimans calls for an annual salary of $90,000. Both parties have agreed to defer 60% of these salaries until such time as revenues from sales can sufficiently compensate each at 100% of the contract.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT
                                                      Shares from   Shares   Percent
Title of     Name and Address of          Shares of   Convertible   from      of
 Class       Beneficial Owner             Record      Preferred    Options   Class
Common    Lester Berriman, VP/Director
          18871 Portofino Drive
          Irvine, Ca 92715                15,000      618,333      100,000    24.3%

Common    Lionel Simons, CEO, President
          /Director
          28095 Padrino
          Laguna Niguel, Ca  92677        140,000<F1>  83,333      100,000    12.4%

Common    Peter Cahill, Sec/Tres/Director
          4130 La Jolla Village Dr, #1O7
          La Jolla, Ca 92037              115,000                   75,000     8.3%

All officers and directorsas a group:     270,000     701,666      275,000    35.3%

Common    Weinstein Pacific Traders, Ltd.
          228 Queen's Rd. East, 3rd Floor
          Wanchai, Hong Kong              138,000     266,666      100,000    18.9%

Common    Roland Freasier, Jr.
          9191 Towne Centre Dr., Ste 430
          San Diego, Ca 92122             200,000                             11.4%

Common    Marty Finver                    150,000                              6.6%

Common    The Kingsford Group
          4275 Executive Square, Ste 410
          La Jolla, Ca 92037               45,000<F2>  76,666                  5.1%

Common    Heritage Marketing Group
          417 East Avenieda Cordoba
          San Clemente, Ca  92672         100,000     166,667                 12.1%

Common    Hadleigh Consulting Group, Ltd.
          Auckland, New Zealand           140,000                  150,000    11.3%

Common    John Z Company                              285,000      100,000    10.7%

Common    William Hylton
          10108 Crawford Way
          Sacramento, Ca 95827                        618,333      100,000    23.9%

Common    Multimedia Acquisitions,
          Inc.                                        333,333                 12.7%

Common    KAS Syndicate                   333,333                             11.6%

<F1>(1)   Includes 100,000 common shares to be issued in the National
              Diversified Telecom acquisition.
<F2>(2)   Includes 45,000 common shares held by James Ross.


Item 12.  Certain Relationships and Related Transactions.

     The business combination with National Diversified Telecom, Inc. was accomplished without the vote of Mr. Lionel Simons. Mr. Simons was a 33% owner of the outstanding shares of National Diversified and abstained from any vote regarding the matter. His interest in NDT and his ability to structure marketing techniques specific to the business of NDT made it a reasonable acquisition for KleenAir. Mr. Simons will remain as the CEO of NDT as well as KleenAir. Although NDT's sales revenues have suffered in the past due to a variety of changes in the general business, management feels that Mr. Simons has the ability to restructure the marketing of the NDT products in order to bring the cash flow up a substantial amount thereby assisting KleenAir in its own endeavors.


Item 13.  Exhibits, Lists and Reports on Form 8-k.

     Filed Form 8-K dated April 7, 1995 File No. 33-3362-D


                             SIGNATURES

                         KLEENAIR SYSTEMS, INC.

                          // Lionel Simons //
               Lionel Simons, President/Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               // Lionel Simons //         April  11, 1996
                        Lionel Simons, President



              // Lester Berriman //        April 11, 1996
                     Lester Berriman, Vice President



              // Peter Cahill  //          April 11, 1996
                    Peter Cahill, Secretary/Treasurer