Form 10QSB
period 1996-03-31
KLEENAIR SYSTEMS INC
filed 1996-05-21
CIK 789885

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the period ended March 31, 1996

                                   OR
[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ____________.

                   Commission File Number - 33-3362-D

                         KleenAir Systems, Inc.
    (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                               87-0431043
(State or Other Jurisdiction of               (IRS Employer
 Incorporation or Organization)              Identification No.)

                18871 Portofino Drive, Irvine, Ca.  92715
                (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (714) 362-1862


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

             1,984,863 Shares, Common Stock, $.001 par value
     Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996.

- ------------------------------------------------------------------------------

                                 PART I
                          FINANCIAL INFORMATION


Item 1.  Financial Statements.  See the following pages.

- ------------------------------------------------------------------------------

BALANCE SHEET
        The following table sets forth the balances sheets for the periods indicated.


                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                  (Prepared Without Audit or Review)

                                ASSETS
                                                  March 31        December 31
                                                    1996               1995
CURRENT ASSETS:
    Cash                                       $     48,148      $    152,344
    Advances to consultants                          15,000            20,000
    Prepaid marketing costs                          27,083            27,083
    Commissions receivable                               -              8,937
    Notes receivable                                144,093           136,035
        Total Current Assets                        234,324           344,399

Fixed Assets                                          3,246             3,746
OTHER ASSETS:
    Patent license                                3,510,401         3,509,125
    Notes receivable from related
      parties-long term                           2,139,691         1,620,783
    Deposits                                          3,600             3,600
    Prepaid marketing costs (net
      of current portion)                            38,368            45,139
        Total Other Assets                        5,692,060         5,178,647

    TOTAL ASSETS                               $  5,929,630      $  5,526,792



                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                           $     39,942      $     42,439
    Deferred consulting fees                         13,941            73,342
    Note payable                                     31,497                -
    Other                                                -              1,866
      Total Liabilities                              85,380           117,647

    Deferred license fees                         2,223,467         1,736,558

STOCKHOLDER'S EQUITY:
    Preferred stock, series A, $.001 par
      value (10,000,000 shares authorized,
      7,000,000 outstanding)                          7,000             7,000
    Common stock, $.001 par value
      (50,000,000 shares authorized,
      2,284,864 and 1,723,752 outstanding,
      respectively)                                   2,285             1,724
    Preferred stock to be issued
      (250,000 shares)                              125,000           125,000
    Common stock to be issued (632,500
      and 571,112 shares)                           182,500           250,400
    Additional paid-in capital                    4,233,787         3,924,358
    Unearned compensation                           (75,558)         (152,016)
    Deficit accumulated during the
      development stage                            (854,231)         (483,879)

        Total Stockholder's Equity                3,620,783         3,672,587

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  5,929,630      $  5,526,792

- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
   The following table sets forth the results of operations for the periods indicated.


                         KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Prepared Without Audit or Review)
                         For The Quarters Ended

                                                  March 31          March 31
                                                     1996             1995
SALES                                          $         -       $     14,866

COST OF GOODS SOLD                                       -             13,493
GROSS PROFIT                                             -              1,373

OTHER OPERATING INCOME:
    Residual income                                  10,868            34,613
    Other income                                      3,546             4,776
       Total other operating income                  14,414            39,389

PRODUCT DEVELOPMENT COSTS                            59,366                -

OPERATING EXPENSES:
    Director's fees                                  39,250                -
    Consultants                                     111,354                -
    Professional fees                                 2,699                -
    Office expenses                                   1,664                -
    Advertising and promotion                        52,016             4,111
    Vehicle lease                                     4,313                -
    Other expenses                                   28,392            23,068
       Total operating expenses                     239,688            27,179

INCOME/(LOSS) FROM OPERATIONS                      (284,640)           13,583

OTHER INCOME AND (EXPENSES):
    Amortization of discount on receivables          32,400                -
INCOME/(LOSS) BEFORE INCOME TAXES                  (252,240)           13,583

    Provision for income taxes                          800               800

NET INCOME/(LOSS)                              $   (253,040)     $     12,783

WEIGHTED AVERAGE SHARES OUTSTANDING               2,347,391           854,751

NET INCOME/(LOSS) PER SHARE                    $       (.11)     $        .01

- -----------------------------------------------------------------------------

CASH FLOWS
   The following table sets forth the cash flows for the periods indicated.



                         KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Prepared Without Audit or Review)
                         For The Quarters Ended

                                                  March 31       March 31
                                                     1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                          $   (252,339)     $     12,783
    Adjustments to reconcile net income/
    (loss) to net cash provided by operations:
      Depreciation                                      500               500
      Amortization of receivables discount          (32,000)               -
      Amortization of prepaid marketing               6,771                -
      Stock issued for services                     112,500                -
      Stock issued for director fees                 48,000                -
      Compensation recognized related to
        stock to be issued                           76,458                -
 (Increase)/decrease in:
      Accounts and other receivables                 18,937            15,126
      Inventory                                          -              1,277
      Prepaid expenses                               (5,000)               -
      Deposits                                           -               2000
    Increase/(decrease) in:
      Trade accounts payable                         (4,364)          (22,700)
      Accrued expenses                              (12,000)               -
      Deferred consulting services                  (52,400)               -
      Deferred income                                    -             (1,920)
NET CASH PROVIDED/(USED) BY OPERATING
      ACTIVITIES                                    (94,937)            7,066

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent licensing costs                           (1,276)               -
    Purchase of fixed assets                              -              (109)
NET CASH (USED) BY INVESTING ACTIVITIES              (1,276)             (109)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Addition capital contributions                        -             9,165
    Distributions to stockholders                         -            (7,108)
    Repayment of note payable                         (7,983)          (9,964)
NET CASH PROVIDED BY/(USED BY) FINANCING
      ACTIVITIES                                      (7,983)          (7,907)

NET INCREASE/(DECREASE) IN CASH                     (104,196)            (950)

CASH AT BEGINNING OF PERIOD                          152,344            1,674

CASH AT END OF PERIOD                          $      48,148     $        724

SUPPLEMENTAL DISCLOSURES:
    Cash payments for:
      Interest                                 $          -      $         -
      Income taxes                                        -                -
Non-cash investing and financing
    transactions:
    Stock issued for:
    Directors fees                                    48,000               -
    Services and prepaid services                    112,500               -
    Sale of marketing licenses for
      notes receivable                               486,909               -
    Reductions of deferred consulting fees:
      By exercising stock options                    112,500               -
      For repayment of note receivable                10,000               -
      For payment of interest receivable                 400               -

- ------------------------------------------------------------------------------

                         KLEENAIR SYSTEMS, INC.
                      (a development stage company)

                     UNAUDITED SELECTED INFORMATION
                  For The Quarter Ended March 31, 1996


NOTE 1:  BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2: ACQUISITION OF SUBSIDIARY

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). This acquisition was accomplished with 300,000 shares of the Company's restricted common stock. In addition, the Company advanced $10,000 immediately and another $10,000 in four months to NDT for operations. This acquisition is effective March 30, 1996. The Company's president is also the president of NDT. However, there are no other common stockholders between the companies.

NDT has been in the cellular telephone business in Southern California for about 10 years. Having recently redefined its program, it is switching to offering a package of services which interface cellular, fibre-optic, ISDN, and internet backbones. These services are geared primarily towards existing cellular telephone users in home-based and small to mid-sized businesses needing increased services. NDT expects to use a network of contacts and agents established over the years along with telemarketing strategies to reach its anticipated markets.

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



NOTE 3:  EXERCISE OF OPTIONS

During the first quarter, $112,500 of deferred consulting fees were utilized by consultants as payment for the exercise of options to purchase 562,500 common shares. Generally, these options were earned from contracts entered into for consulting and employment services. Additionally, deferred consulting fees have been offset against the advances to consultants.


NOTE 4:  NEW LICENSING AGREEMENT

During March 1996, the Company entered into a third exclusive licensing agreement for specified Easter Asian and Pacific island areas. This agreement calls for the licensee to pay the Company a total of $500,000 over the next year.

- -----------------------------------------------------------------------------

Item 2.  Management's Discussion and Plan of Operation

During the past 12 months the Company acquired 100% of the patent rights under United States Patent #5,224,346 entitled "Engine NOx Reduction System" subject to royalties in the amount of 7% of the wholesale value of the product and/or products covered by this or related patents for the issuance of 7,000,000 preferred shares and 400,000 common shares. There was no cash consideration for the acquisition of this/(these) patents.

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

The NOxMASTER(TM) utilizes both the non-catalytic reaction, that occurs at high temperature, and the catalytic reaction, at lower temperature. Tests have confirmed this approach. Further test data has shown that the desired reaction does occur in the presence of excess air (oxygen)and might even be enhanced by the oxygen. Thus the NOxMASTER(TM) gives the manufacturer a method of control which is essentially independent of engine operating parameters and provides new options for economy and performance.

The first prototypes to be used in beta testing are anticipated to be installed on a small fleet of vehicles by the end of April, 1996 with the production prototype expected to be completed by June 30, 1996.
The testing laboratory of California Environmental Engineering (CEE) in Irvine, California, has been certified by the California Air Resources Board (CARB) and is the Company's laboratory of choice for further testing of the product. CEE is also used by the CARB for testing.

As of this filing an application for the issuance of an Executive Order
(EO) from the CARB has been submitted. The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce the NOx in significate amounts to qualify for emission credits.

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

- -----------------------------------------------------------------------------

                                 PART II

Item 1.  Legal Proceedings.

    There are no legal proceedings to which the registrant is subject as of March 31, 1996.

Item 2.  Changes is Securities.

    There has been no changes in the registered securities of the registrant.

Item 3.  Defaults Upon Senior Securities.

    There have been no defaults upon any senior securities of the registrant as of March 31, 1996.

Item 4.  Submission of Matters to a Vote of Security-Holders.

    There were no matters submitted for vote by security-holders of the registrant during the period covered by this report.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

    A report on Form 8-K was filed by the registrant on April 15, 1996. The item reported was the pooling of interest with National Diversified Telecom, Inc. and is incorporated herein by reference.

                               SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KleenAir Systems, Inc.

__/s/ Peter S. Cahill________________________ Date _05/17/96______
Peter S. Cahill, Secretary/Director


__/s/ Lester Berriman________________________ Date _05/17/96_____
Lester Berriman, Chairman of the Board


__/s/ Lionel Simons _________________________ Date _05/17/96______
Lionel Simons, President/CEO/Director