Form 10QSB
period 1996-06-30
KLEENAIR SYSTEMS INC
filed 1996-10-10
CIK 789885

U.S. SECURITIES AND EXCHANGE COMMISSIONS
                       Washington, DC  20549

                            FORM 10-QSB

(Mark One)

[XXX]  Quarterly report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
     For the period ended June 30, 1996

[  ] Transition report under Section 13 or 15(d) of the
     Exchange Act
     For the transition period from _____________ to
      ______________.

     Commission File Number - 33-3362-D

Exact Name of Small Business Issuer as Specified in Its
Charter:  KleenAir Systems, Inc.
State or Other Jurisdiction of Incorporation or Organization:
     Nevada
IRS Employer Identification No.:   87-0431043
Address of Principal Executive Offices:
     28095 Padrino, Laguna Niguel, Ca 92677
Issuer's Telephone Number, Including Area Code: 714-362-1862 Former Name, Former Address and Former Fiscal Year, if Changed since Last Report: 18871 Portofino Drive, Irvine, Ca 92715

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   XXX      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes:  N/A           NO:  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,207,364 as of June 30, 1996.
                              PART I
                       FINANCIAL INFORMATION

Item 1.  Financial Statements.

KLEENAIR SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Prepared without audit review)

ASSETS                                             June 30  December 31
                                              1996          1995
CURRENT ASSETS:
     Cash                               $     3,291    $     152,344
     Advances to consultants                 15,000           20,000
     Prepaid marketing costs                 27,083           27,083
     Commissions receivable              8,9378,937
     Notes receivable                       136,035          136,035

          Total Current Assets              190,346          344,399

FIXED ASSETS
     (Net of accumulated depreciation          3,746           3,746

OTHER ASSETS:
     Patent license                       3,514,896        3,509,125
     Notes receivable from non
       related parties-long term          1,684,783        1,620,783
     Prepaid marketing costs
       (net of current portion)              31,598           45,139
     Deposits                                 3,800            3,600
          Total Other Assets           $  5,235,077        5,178,647

     TOTAL ASSETS                      $  5,429,169      $ 5,526,792


















The accompanying notes are an integral part of these financial statements.
                      KLEENAIR SYSTEMS, INC.
                   (A Development Stage Company)
               LIABILITIES AND STOCKHOLDER'S EQUITY
                  (Prepared without audit review)

                                       Period Ended       Year Ended
                                          June 30        December 31
                                   1996        1995


CURRENT LIABILITIES:
     Accounts payable                 $     69,435      $     42,439
     Deferred consulting fees               83,750            73,342
     Note payable                               --               ---
     Other                                  (3,525)            1,866
Total Current Liabilities                  149,660           117,647

     Deferred license fees            $  1,736,558       $ 1,736,558

STOCKHOLDER'S EQUITY:
Preferred stock, series A, $.001 par value
(10,000,000 shares authorized,
4,755,000 and 7,000,000 outstanding)         4,755            7,000
Common stock, $.001 par value
(50,000,000 shares authorized:
  5,207,364 and 1,723,752 respectively)      5,207            1,724
Preferred stock to be issued
  (250,000 shares)                         125,000          125,000
Common stock to be issued
  (0 and 571,112 shares)                         0          250,400
Additional paid-in capital               4,345,269        3,924,358
Unearned compensation                      (29,722)        (152,016)
Deficit accumulated during the
  development stage                       (907,558)        (483,879)
          Total Stockholder's Equity      3,542,951       3,672,587

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                           $  5,429,169      $  5,526,792














The accompanying notes are an integral part of these financial statements.
                      KLEENAIR SYSTEMS, INC.
                   (a Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Prepared without audit review)

                    Three Months        Six Months
                    Ended June 30       Ended June 30
                    1996      1995      1996      1995
SALES               $         $         $         $ 14,866

COST OF GOODS SOLD                                 13,493

GROSS PROFIT                                        1,373

OTHER OPERATING INCOME:
Residual income       8,861    28,043    19,729    62,656
Other income          1,826        525    5,372     5,301
Total Other          10,687    28,568    25,101    67,957

RESEARCH AND DEVELOPMENT
          COSTS      51,968                       111,334

OPERATING EXPENSES:
  Director's fees     1,250     7,500    40,500     7,500
  Consultants       108,854                       220,208
  Professional fees  18,973    15,250    21,672    15,250
  Office expenses     1,096     8,750     2,760     8,750
  Advertising and
   promotion         28,175     3,750    80,191     3,750
  Automobile lease      359               4,672
  Selling expenses                        4,111
  Other expenses      3,451    25,000    31,843    48,068
  Ttl operating exp 162,158    60,250   401,846    87,429

INCOME/(LOSS) FROM
   OPERATIONS       (203,439) (31,682)  (488,079) (18,099)

OTHER INCOME AND (EXPENSES):
  Amortization of discount
    on receivables   32,000              64,400

NET INCOME/(LOSS) FROM
CONTINUING OPS      (171,439) (31,682)  (423,679) (18,099)
Provision for income taxes                   800

NET (LOSS)          $(171,439)$(31,682) $(423,679) $(18,899)

WEIGHTED AVERAGE SHARES
OUTSTANDING         3,421,155 1,308,419 2,884,273 1,080,332

NET (LOSS) PER SHARE$  (.05)  $ (.02)   $ (.15)   $ (.02)

                      KLEENAIR SYSTEMS, INC.
                   (a Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Prepared without audit review)

                                        Six Months Ended June 30
                                            1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                      $ (423,680)    $  18,899
 Adjustments to reconcile net income/(loss)
     to net cash provided by operations:
 Amortization of receivables discount   (64,000)            -
 Amortization of prepaid marketing       13,541             -
 Depreciation                             1,000
 Stock recorded for services            122,500             -
 Stock issued for director fees          49,250           35,250
 Compensation recognized
   relating stock to be issued          122,294             -
 Decrease in accounts receivable         -                 9,144
 Decrease in other receivables            5,000            5,000
 Increase in prepaid expenses             ( 200)   -
 Decrease in inventory                      -              1,277
 Increase in accounts payable            26,996          (22,700)
 Increase in deferred consulting fees    10,408    -
 Decrease in deferred income                 -            (3,840)
 Decrease in deposits                        -             2,000
 Decrease in other payables             ( 5,391)                -

NET CASH PROVIDED BY/(USED BY) OPERATING
     ACTIVITIES                        (143,282)           9,214

CASH FLOWS FROM INVESTING ACTIVITIES:
  Patent licensing costs                 (5,771)
  Purchase of fixed assets                                 (109)

NET CASH PROVIDED BY/(USED BY)
  INVESTING ACTIVITIES                   (5,771)            (109)


                      KLEENAIR SYSTEMS, INC.
                   (a Development Stage Company)
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                  (Prepared without audit review)

                                          Six Months Ended June 30
                                          1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributions         -               9,165
  Distribution to shareholders             -              (7,108)
  Repayment of note payable                -              (9,964)

NET CASH PROVIDED BY/(USED BY)
     FINANCING ACTIVITIES                  0              (7,907)

NET INCREASE/(DECREASE) IN CASH        (149,053)           1,198

CASH AT BEGINNING OF YEAR               152,344              348

CASH AT END OF PERIOD               $     3,291        $   1,546

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing transactions:
  Stock issued for Directors fees       $49,250        $  35,250
  Services and prepaid services         122,500
-
  Reduction of deferred consulting fees
    for exercising stock options        112,500
-
  Reduction of deferred consulting fees
    for repayment of note receivable     10,000
-
  Reduction of deferred consulting fees
    for repayment of interest receivable    400
-




















The accompanying notes are an integral part of these financial statements.
                      KLEENAIR SYSTEMS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                  (Prepared without audit review)

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

Common Stock Data -- Per share data has been computed on the weighted average number of common stock shares outstanding each period. The 1994 amounts and 1993 balances have been adjusted to reflect the effect of a 1 for 10 reverse stock split in March
1995.
Stock to be issued has been included in weighted average shares outstanding. Options and convertible preferred shares have not been included in the calculation of earnings per share because they would be anti-dilutive. See Note 5 for further information on equity transactions.

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

New Accounting Pronouncements -- Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" (SFAS 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which includes plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

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

Management has estimated that additional costs required to obtain executive orders and additional approvals should be in the $15,000 to $25,000 range. Management also has estimated that it should be able to obtain the executive orders in the second quarter of 1996.

NOTE 5:  NOTES RECEIVABLE AND DEFERRED LICENSE FEES

During September and October 1995, the Company entered into licensing agreements with two entities for non-U.S. marketing rights for the device. These agreements call for the licensees to develop these markets for sales of the device as produced by the Company. One of the licensees is a stockholder in the Company.

Under each of these licensing agreements, the licensee agreed to pay the license fee in four installments without interest. The total face value of these agreements is $2,000,000. The balances shown represent the net amount after application of a seven percent discount factor in order to show the present value of the obligations. The agreements call for the Company to secure certain approvals by the State of California prior to the due dates of the first installment. The Company has been assured by its consultants that this approval will occur significantly ahead of the dates contemplated in the license agreements. However, due to the uncertainty of the date of this approval, the license revenues have been deferred until such approval has been obtained and the contingency removed. The Company expects to recognize these revenues over the anticipated life of the license (currently estimated to be seven years) on a straight-line basis.

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

The first product, the NOxMaster device, is currently in the final stages of refinement. Nitrogen oxides (NOx) are the most difficult auto exhaust pollutants to control. They are not fuel based but are produced by the oxidation of nitrogen in the combustion air and their formation requires high temperature (2500 degrees F and above). The higher the temperature, the more NOx is produced, thus NOx is produced in proportion to engine power output and efficiency. Meeting even the current emission standard (0.4 grams/mile) requires sacrifice of performance and economy.

The NOxMaster utilizes both the non-catalytic reaction, that occurs at high temperature, and the catalytic reaction, at lower temperature. Tests have confirmed this approach. Further test data has shown that the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster gives the manufacturer a method of control which is essentially independent of engine operating parameters and provides new options for economy and performance.

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

The document states that NOx is the only pollutant considered in the guidelines as a reasonable candidate for credit generation. These emission credits do not as of yet have a specific monetary value placed on them, however, the control costs are in the range of a few thousand dollars to more than $20,000 per ton removed. The Company believes the value of these emission credits will be a very substantial tool in the marketing of the NOxMaster to fleet vehicle owners, especially the Diesel transportation industry.

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

                              PART II

Item 1.  Legal Proceedings.

     There are no legal proceedings to which the registrant is subject as of June 30, 1996.

Item 2.  Changes is Securities.

     There has been no changes in the registered securities of the registrant.

Item 3.  Defaults Upon Senior Securities.

     There have been no defaults upon any senior securities of the registrant as of June 30, 1996.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted for vote by security-holders of the registrant during the period covered by this report.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KleenAir Systems, Inc.

____________________________  Date
Lester Berriman
Chairman of the Board

_____________________________ Date
Lionel Simons
President/CEO/Director

_____________________________ Date
William Ward
Secretary/Director