Form 10QSB
period 1999-06-30
KLEENAIR SYSTEMS INC
filed 1999-11-30
CIK 789885

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 33-3362-D

                            KLEENAIR SYSTEMS, INC.
   (Exact name of small business issuer as specified in its charter)


     State of Nevada                                        87-0431043
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification #)

828 Production Place, Newport Beach, CA                      92663
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number:   (949) 574-1600

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes [ ]     No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 3,593,906 shares of common stock, $0.001 Par Value, outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements







     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 1999, and the related statements of operations, stockholders equity, and cash flows for the three and six months ended June 30, 1999 and
1998.   We have also reviewed the cumulative statements of
operations, stockholders equity and cash flows for the period from January 1, 1995 through June 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 24, 1999, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 29, 1999

                          KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS

                                  ASSETS

                                                June 30           December 31
                                                 1999                 1998
                                              ----------          -------------
                                               Unaudited
CURRENT ASSETS:
    Cash                                      $       35          $         443
    Prepaid expenses                                  -                  90,000
                                              ----------          -------------
     Total Current Assets                             35                 90,443
                                              ----------          -------------
PROPERTY AND EQUIPMENT                             1,305                  1,595

OTHER ASSETS:
    Patent license                             3,607,137              3,607,137
                                              ----------          -------------
    TOTAL ASSETS                             $ 3,608,477          $   3,699,175
                                             ===========          =============


                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable (all due to
          related parties)                   $    43,811          $      42,711


STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001
    par value (10,000,000 shares
    authorized, 112,333 outstanding)                 112                    112
    Common stock, $.001 par value
    (50,000,000 shares authorized,
    3,593,906 and 3,293,906 outstanding)           3,594                  3,294
    Additional paid-in capital                 5,286,075              5,211,375
    Deficit accumulated during the
    development stage                         (1,725,115)            (1,558,317)
                                              ----------          -------------
     Total Stockholder's Equity                3,564,666              3,656,464
                                              ----------          -------------
TOTAL LIABILITIES AND STOCKHOLDER'S
    EQUITY                                $    3,608,477        $     3,699,175
                                             ===========          =============


See accounts review report and accompanying selected information.
                                  3

                              KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
              For Three and Six Months Ended June 30, 1999 and 1998

                                                                                          Cumulative
                                            Three Months             Six Months           During Devel-
                                          1999       1998         1999          1998      opment Stage
                                      ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS             $       -   $    2,500   $       -   $    5,000     $    251,660

OPERATING EXPENSES:
Personnel costs & director fees               -           -            -           -           135,625
Consultants                               22,500      11,073      120,000      22,146          711,123
Professional fees                         23,832          -        46,332          -           131,182
Office expenses                               -           -            -           -            19,357
Depreciation                                 145          -           290          -               435
Advertising and promotion                     -           -            35          -           133,483
Loss on cancellation of
   licensing agreements                       -           -            -           -            19,860
Other expenses                                72          18          141          30           23,081
Unknown sources prior to
  current ownership                            -          -            -           -           151,518
                                      ----------  ----------   ----------  ----------     ------------
  Total operating expenses                46,549      11,091      166,798      22,176        1,325,664
                                      ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                   (46,549)    (13,591)    (166,798)    (27,176)      (1,577,324)

OTHER INCOME AND (EXPENSES):
  Amortization of discount
    on receivables                            -           -            -           -            20,259
                                      ----------   ---------   ----------  ----------     ------------
(Loss) Before Extraordinary Item         (46,549)    (13,591)    (166,798)    (27,176)      (1,557,065)

Extraordinary Item:
  Costs of terminated acquisition             -           -            -           -           168,050
                                      ----------   ---------   ----------  ----------     ------------
Net (Loss)                            $  (46,549) $  (13,591)  $ (166,798) $  (27,176)    $ (1,725,115)
                                      ==========  ==========.  ==========  ==========     ============
Basic earnings per share:
  (Loss) Per Share Before
    Extraordinary Item                $    (0.01) $    (0.03)  $    (0.05) $    (0.06)    $      (5.60)
  (Loss) Per Share From
    Extraordinary Item                        -           -            -           -             (0.61)
                                      ----------   ---------   ----------  ----------     ------------
       Net (Loss) Per Share           $    (0.01) $    (0.03)  $    (0.05) $    (0.06)    $      (6.21)
                                      ==========  ==========.  ==========  ==========     ============

Weighted Average Shares Outstanding    3,593,906     472,242    3,462,967     472,242          277,944
                                      ==========  ==========.  ==========  ==========     ============


See accounts review report and accompanying selected information.
                                  4

                                        KLEENAIR SYSTEMS, INC.
                                    (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                  Accumulated
                                                                                     Additional     Unearned     Deficit During
                                    Preferred Stock            Common Stock           Paid-In        Compen-       Development
                                  Shares       Amount       Shares      Amount        Capital        sation           Stage
                                ---------     -------    ---------     -------       ----------    ---------     -------------
BALANCES, 12/31/94                     -      $    -        37,066     $    37       $  151,481    $     -        $  (151,518)

Stock issued for cash                  -           -        13,667          14           66,995          -                 -
  For adjustment                       -           -           267           1               -           -                 -
  For consulting services              -           -        43,074          43          279,482          -                 -
  For professional services            -           -         2,333           2           12,748          -                 -
  For purchase of patent rights   466,667         466       30,000          30        3,507,003          -                 -
  For directors' compensation          -           -         2,000           2           22,498          -                 -
  For officers' compensation       16,667          17        4,667           5          194,978          -                 -
Other contributed capital              -           -            -           -             2,367          -                 -
Options compensation                   -           -            -           -            70,313     152,016)               -
Net loss                               -           -            -           -                -           -           (329,289)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/95                483,334         483      133,074         134        4,307,865    (152,016)         (480,807)

Stock issued for services           6,666           6       12,333          12          201,857     (78,750)               -
  For officers' compensation       16,666          17           -           -            15,608     (15,625)               -
  For aborted acquisition              -           -        20,000          20          140,530          -                 -
Exercise of options                    -           -        37,500          37          112,462          -                 -
Conversion to common             (159,333)       (159)     159,334         159               -           -                 -
Net Loss                               -           -            -           -                -      187,346          (716,511)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/96                347,333         347      362,241         362        4,778,322     (59,045)       (1,197,318)

Stock issued for cash                  -           -        60,000          60           14,940          -                 -
 For officers' compensation        16,667          17           -           -             3,858      (3,875)               -
Conversion to common              (50,000)        (50)      50,000          50               -           -                 -
Net loss                               -           -            -           -                -       37,979           (55,438)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/97                314,000         314      472,241         472        4,797,120     (24,941)       (1,252,756)

Stock issued for cash                  -           -       400,000         400          199,600          -                 -
  For services                         -           -     1,060,000       1,060           93,315          -                 -
  To officers and developers           -           -       160,000         160           59,840          -                 -
  For diesel license                   -           -     1,000,000       1,000           61,500          -                 -
Conversion to common             (201,667)       (202)     201,665         202               -           -                 -
Net loss                               -           -            -           -                -       24,941          (305,561)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/98                112,333         112    3,293,906       3,294        5,211,375          -         (1,558,317)

Stock issued for services              -           -       300,000         300           74,700          -                 -
Net loss                               -           -            -           -                -           -           (166,798)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 06/30/99                112,333     $   112    3,593,906     $ 3,594       $5,286,075    $     -        $(1,725,115)
                                =========     =======    =========     =======       ==========    ========       ===========

See accounts review report and accompanying selected information.
                                  6

                          KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
            Increases/(Decreases) in Cash and Cash Equivalents
                For Six Months Ended June 30, 1999 and 1998

                                                                  Cumulative
                                                                 During Devel-
                                            1999       1998      opment Stage
                                         ---------   --------    -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                          $  (166,798)  $  (27,176)  $  (1,725,115)
  Adjustments to reconcile net
    income/(loss) to net cash
    provided by operations:
   Losses prior to current ownership           -            -          151,518
   Depreciation                               290           -              435
   Amortization of:
     Prepaid expenses                      90,000       13,542         252,220
     Deferred services                         -        13,604         250,267
   Stock issued for services               75,000           -          507,950
   Stock issued for extraordinary loss         -            -          140,550
  Advances to consultants                      -            -           20,000
  Prepaid expenses                             -            -         (180,000)
  Trade accounts payable                    1,100           -           43,811
                                        ---------     --------    ------------

NET CASH USED BY OPERATING ACTIVITIES        (408)         (30)       (538,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                       -            -           (1,740)
  Patent licensing costs                       -            -          (37,137)
NET CASH USED IN INVESTING ACTIVITIES          -            -          (38,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                  -            -          574,909
  Additional capital contributions             -            -            2,367
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                   -            -          577,276
                                        ---------     --------    ------------
NET INCREASE/(DECREASE) IN CASH              (408)         (30)             35

CASH AT BEGINNING OF YEAR                     443          557              -
                                        ---------     --------    ------------
CASH AT END OF YEAR                   $        35   $      527   $          35
                                      ===========   ==========   =============
SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
   Interest                           $        -    $       -    $          -
   Income taxes                                -            -               -
  Non-cash investing and financing
    transactions:
   Stock issued for:
     Compensation and directors fees           -            -          186,875
     Services and prepaid services         75,000           -          437,500
     Patent licensing                          -            -        3,507,500
     Repurchase of U.S. diesel license         -            -           62,500
     Acquisition of National
     Diversified Telecom, Inc.                 -            -          140,550
     Sale of marketing licenses for
       notes receivable                        -            -        1,736,558


  See accounts review report and accompanying selected information.
                                  7

                        KLEENAIR SYSTEMS, INC.
                   (A Development Stage Enterprise)
            SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            June 30, 1999
                             (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of
Part 1. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The December 31, 1998, balance sheet presented is from the audited financial statements for the year ended December 31, 1998 as presented in Form 10-KSB.

NOTE 2:   GOING CONCERN ISSUES

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues or disposable assets to fund completion of its development program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock.
There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to loan money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely.

Management has had indications that investors are interested in the technology being developed by the Company and that these investors have capacity and will be willing to be available to provide financing for the remaining cost of the development of the device. As such, Management anticipates that development activities being carried on by the Company will be continued and that there should be no substantial difficulties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3:   STOCK TRANSACTIONS

During the first quarter, the Company issued 300,000 shares of S-8 free-trading stock in exchange for financial consulting services.
These shares, valued at the market price on the date of approval, were recorded at $75,000.

NOTE 4:   AMORTIZATION

The Company has amortized services prepaid during 1998. The services were to be provided over a year starting in July 1998. The total amortization of $90,000, which ended June 1999, is split equally between Professional fees and Consultants.

NOTE 5:   SUBSEQUENT EVENTS

In July 1999, the Company issued 210,000 shares to key personnel as compensation for services and efforts to get the Company moving.

In October 1999, the Company has also entered into a contract with a third party for the modification of catalytic coatings to work specifically with the Company's diesel emission control system.

Item 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

 The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. In 1986, the Company filed an S-18 and registered certain stock. From 1989 through 1993, the Company underwent a series of name changes in order to explore various business opportunities. However, none of the business opportunities was successfully completed.

In April, 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device designed to neutralize nitrogen oxide automobile emissions from a separate company which was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name "KleenAir Systems, Inc.," and changed to its current name.

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMasterTM technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in 1993, US Patent # 5,609,026 "Engine NOx Reduction" and has been notified of the approval of 10 claims under US Patent Application SN 08/816,796 filed in 1997. on "Ammonia Injection in NOx Control". However, the Company decided to appeal for approval of the balance of the claims under this Patent pending application. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company conducted certain tests of its NOxMasterTM NOx reduction system with a significant United Kingdom technology Company with a view to creating a combined NOx/Particulate reduction system and developing a strategic partnership for the commercial exploitation of such an integrated system for use with mobile sources powered by diesel engines.

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

The Company is negotiating potential licensing and other commercial arrangements with some major international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

                            PART II

Item 1.   Market For Common Equity and Other shareholder Matters

Market Information: The trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for the two fiscal quarters ended December 31, 1997, fiscal year 1998 and the first 2 quarters of fiscal year 1999 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                         High           Low
                 1997
          3rd Quarter    $1.125         $0.125
          4th Quarter    $0.125         $0.125

                 1998
          1st Quarter    $0.125         $0.125
          2nd Quarter    $0.125         $0.125
          3rd Quarter    $1.25          $0.125
          4th Quarter    $1.31          $0.75

                 1999
          1st Quarter    $0.25          $0.625
          2nd Quarter    $0.25          $1.125

Shareholders:     At October 31, 1999 there were 122
shareholders of record with an additional 62 shareholders registered with firms reporting to the Depository Trust Company.


Item 2.      Legal Proceedings

   There were no legal proceedings to which the registrant was subject as of June 30th, 1999.


Item 3.      Changes in and Disagreements with Accountants

   None


Item 4.      Submission of Matters to a Vote of Security Holders

   None.


Item 5.      Other Information

   None


Item 6.      Exhibits and Reports on From 8-K

   None