Form 10KSB40
period 1998-12-31
KLEENAIR SYSTEMS INC
filed 1999-12-01
CIK 789885

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-KSB

               Annual Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934


               For the fiscal year ended December 31, 1998

                      Commission file number: 33-3362-D

                            KLEENAIR SYSTEMS, INC
              (Name of small business issuer in its charter)

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

Securities registered under Section 12 (g) of the Exchange Act:
                          Common stock, no par value

The issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   [  ]        No   [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year  - $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 29, 1999, was $757,977 based on the stock price on that date. The number of shares outstanding of the registrant's common stock on November 29, 1999, was 3,443,906 shares.

                                PART I

Item 1.  Description of Business

    The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. In 1986, the Company filed an S-18 and registered certain stock From 1989 through 1993, the Company underwent a series of name changes in order to explore various business opportunities. However, none of the business opportunities was successfully completed.

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

    Since acquiring the patent in 1995, the Company has been a developmental stage Company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company has not been involved in any bankruptcy, receivership or similar proceeding.

    In May 1997, the Company effected a one (1) for fifteen (15) reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 362,157 while its authorized shares remained unchanged at 50,000,000. The Series 1 Preferred Shares were similarly effected by the same 1 for 15 reverse split and were reduced to 500,000 shares. Subsequently all but 112,333 of these preferred shares have been converted into common shares at a ratio of 1 common share for each share of Series 1 Preferred.

    The NOxMaster(TM) is an electro-mechanical device which substantially reduces the oxides of nitrogen (NOx) from the exhaust gases of cars and trucks (mobile sources) fueled by either gasoline, diesel or natural gas.

    The purpose of the NOxMaster(TM) is to reduce the NOx to a level substantially lower than the minimum requirements of even the most restrictive state - California. The NOxMaster(TM) is a one-of-a-kind device, that can effectively accomplish this task and consists of: 1) an ammonia injector located on the engine exhaust system upstream of the catalytic converter: 2) a tank of minimally pressurized ammonia with solenoid operated valves: 3) tubing, wiring and an electronic controller which senses engine parameters. The ammonia injection is programmed to occur only when the engine is operating at a specific load and performance conditions.

    A timing pulse from the engine is used to determine certain parameters indicating NOx production and to trigger a solenoid causing the injection of gaseous ammonia into the exhaust system upstream of the catalytic converter. The chemical reaction that occurs causes the NOx to be reduced to harmless constituents primarily at the initial mixing and secondarily at the catalytic converter. The ammonia injection is programmed to occur only when the engine is operating at specific load and performance conditions.

    In addition to cost effectively reducing the NOx from the exhaust, the NOxMaster(TM) has the potential of aiding the enhancement of engine performance. Controlled reduction of NOx could allow for the re-tuning of the engine for increased efficiency which will increase fuel mileage while continuing to maintain the government set NOx standard.

    The Company plans to complement its NOxMaster(TM) Ammonia Injection System with a NOxMaster(TM) Diesel Catalytic Converter for the purpose of applying its NOx reduction technology to diesel-fueled engines as well as reducing CO, hydrocarbons and particulates emitted by such engines. It will do so through both the development of specially formulated ceramic wash-coats and the acquisition of plasma technology for the reduction of particulates.

    Subsequent to the Year End the Company entered into an agreement with Catalytic Solutions, Inc.(CSI) for the development of the specially formulated ceramic to be used in the NOxMaster(TM) Diesel Catalytic Converter. That agreement grants exclusive world-wide rights to the Company for any such ceramic wash-coat formulations created by CSI that are designed for use with ammonia injection exhaust systems.

    In order to conserve operating capital, the Company has no paid employees but has retained the services of its officers and certain consultants through the issuance of restricted Section 144 common stock. This includes the services of investment banking and financial consultants A & E Productions, Inc. who assisted in the creation of an Offering Memorandum and subsequent to the Year End, Grade Check Consulting, who have provided advice with regard to the Company's business plan development.

    Five employment and consulting contracts with 30 months remaining and valued at over $1,000,000 were voluntarily terminated by the parties concerned, with no future recourse or liability for the Company, in June of 1996, including the employment contracts of Mr. Lionel Simons, President and Mr. Lester Berriman, Chairman. Mr. Simons and Mr. Berriman agreed to continue managing and directing the Company without cash compensation until such time as adequate operating capital had been secured for the Company. Mr. Peter Cahill resigned from the Board at this time and Mr. William H. Ward, Jr. was appointed along with Mr. Simons and Mr. Berriman.

    In December 1996, the Company, having no resources available for the international commercial exploitation of its technology rights, and having no business plan for such exploitation of rights outside of the US, agreed to license to an officer of the Company, the European rights to the technology for application to gasoline engines and for world-wide rights for diesel engines. The Agreement called for the Company to receive a 7% royalty plus 30% of a Company to be established in the UK and to be called NOxMaster Ltd., which Company was formed subsequent to the Year End. During 1998, the US exploitation rights for that portion of the technology relating to diesel engines was transferred back to the Company in exchange for restricted shares.

    As yet the Company has not begun distribution of its products and does not expect to begin doing so until some time in the year 2000.

    Management believes that the NOxMaster(TM) system is unique, well protected by patents and that it will prove to be effective and marketable after completion of testing. Competition is anticipated from so-called urea systems that are more complex and significantly more costly but whose end result is the creation of ammonia and a chemical reaction with NOx in the exhaust system. Such systems are not currently available and are expected to emerge at around the same time as the Company's system.

    In order to sell the Company's products in California an Executive Order is required from the State of California. The Company needs to demonstrate that its products do not increase the level of exhaust emissions.

    While the Company anticipates applying for and receiving an Executive Order failure to do so would have a significant impact on its business in the State of California.

    During 1997 development expenses were $10,750 and during 1998 they were $47,222.

    The Company has no full time employees and 4 part-time employees.

    The Company does not intend to deliver an annual report to security holders. The public may read and copy any materials filed with the SEC such as this 10-KSB and 10-QSB reports, As an electronic filer, the SEC maintains an Internet site at www.sec.gov that contains such reports and other information filed electronically and as such is available to all security holders.


 Item 2.  Description of Property

     In order to conserve operating capital, the President, Lionel Simons, has allowed the use of his home as the corporate headquarters until such time as additional funding and activity require the use of additional space. Subsequent to Year End, the Company moved into R & D facilities at 828 Production Place, Newport Beach, CA 92663, occupying approximately 2,000 sq. ft. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

     The Company does not engage in mining operations, oil and gas producing activities or real estate activities.


Item 3.  Legal Proceedings.

     The Company is not currently involved in any litigation.


Item 4.  Submission of Matters to a vote of Security Holders.

     A Special Meeting of the Shareholders was held on September 4, 1998 in Newport Beach, CA at which the following items were approved by over 90% of the shareholders present in person or represented by proxy. Total votes present were 574,376, representing 64.4% of the 889,986 common shares issued and outstanding as of the date of the meeting:

     a) Approval of a plan to raise additional capital for the corporation. The plan involved hiring of a consultant to assist in formulating and implementing the plan, the engagement of others to assist in the raising the capital, the payment of commissions, fees (including stock), and costs in connection therewith, and the preparation and utilization of offering documents under Section 504 of Regulation "D" promulgated under the Securities Act of 1933, as amended. The motion was passed with 566,712 votes cast in favor 7,664 abstaining and none against.

     b) Ratification of the voiding of Licensing Agreements previously entered into and valued on the Company books at close to $2,000,000, due to non-performance. The motion was passed with 566,712 votes cast in favor 7,664 abstaining and none against.

     c) Ratification of certain Licensing Agreements entered into through its Board of Directors, between the Company and its President, Lionel Simons, for certain corporate technology and with respect to the issuance of stock. The motion was passed with 566,712 votes cast in favor 6,530 abstaining and 1,134 against.



                              PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

    Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 1997 and 1998 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                               High                Low
                 1997
          1st Quarter         $0.47               $0.47
          2nd Quarter         $0.47               $0.47
          3rd Quarter         $1.125              $0.125
          4th Quarter         $0.125              $0.125

                1998
          1st Quarter         $0.125              $0.125
          2nd Quarter         $0.125              $0.125
          3rd Quarter         $1. 25              $0.125
          4th Quarter         $1. 31              $0.75

    Shareholders:     At October 31, 1999 there were 122 shareholders of
record with an additional 62 shareholders registered with firms reporting to the Depository Trust Company.

    Dividends:   No dividends have been paid in the last two fiscal
years.


Item 6.  Management's Discussion and Plan of Operation.

    In addition to the original US Patent # 5,224,346 acquired in April of 1995, US Patent # 5,609,026 "Engine NOx Reduction" has been issued after successfully overturning a challenge in Patent Court. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial exploitation and licensing potential. International patent rights have been granted for these patents and have been issued for Europe (patent # 0 638 139 covering Germany, France and the UK) and international coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. No value has yet been assigned on the books to this second patent.

    The Company filed US Patent Application S.N. 08/816,796 on March 19th, 1997 on"Ammonia Injection in NOx Control" and has been notified that all claims have been approved, with the patent expected to issue early in the year 2000. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction.

    The first product, the NOxMaster(TM) device is currently in the final stages of refinement. Nitrogen oxides (NOx) are the most difficult auto exhaust pollutants to control. They are not fuel based but are produced by the oxidation of nitrogen in the combustion air and their formation requires high temperature (2500 degrees F and above). The higher the temperature, the more NOx is produced. Thus NOx is produced in proportion to engine power output and efficiency. Meeting even the current minimum standards requires sacrifice of performance and economy.

    The NOxMaster(TM) utilizes both the non-catalytic reaction that occurs at high temperature, and the catalytic reaction at lower temperature. Tests have confirmed this approach. Further test data has shown the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster(TM) device gives the manufacturer a method of control which is essentially independent of engine operating parameters and provides new options for economy and performance.

    As of this filing, the NOxMaster(TM) Diesel Catalytic Converter is undergoing road trials and is expected to be available for production and delivery during the first quarter of the year 2000 to potential overseas customers with whom distribution negotiations are underway. This product can also be distributed in states other than California where an Executive Order is required before distribution can commence.

    The Company is planning a Beta Test and Evaluation program with major fleet operators in Southern California who are required to submit pollution control plans to the Southern California Air Quality Management District (SCQMD). The testing laboratory of California Environmental Engineering (CEE) in Santa Ana, California has been certified by the California Air Resources Board (CARB) and is the Company's laboratory of choice for the continued testing of the product. CEE is used extensively by CARB for its own testing programs.

    The Company anticipates securing an Executive Order (EO) by the end of the 1st Quarter of the year 2000 from the California Air Resources Board
(CARB). The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce NOx in significant amounts to qualify for emission credits.

Emission Credits. The emphasis will be on NOx reduction products which are not required by law or regulation, thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits, published by the California Environmental Protection Agency, Air Resources Boards and Mobile Source Emission Reduction Credits were approved by the ARB on February 19, 1993.

    The document states that NOx is the only pollutant considered in the guidelines as a reasonable candidate for credit generation. These emission credits are currently traded on a commodity-like exchange and are valued in the range of $10,000 to $20,000 per ton. The Company believes the value of these emission credits will be a very substantial tool in the marketing of the NOxMaster(TM) products to fleet vehicle owners, especially the diesel transportation industry.

    Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.


Item 7.  Financial Statements

    See the Index to Financial Statements on page F-1 immediately following the signature page of this Form 10-KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None



                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act

     Name          Age     Position/Office             Term     Served Since

Lester Berriman     74  Director/ VP-Research         2 years    Apr 1995
Lionel Simons       64  Director/President/Sec/Treas. 2 years    Dec 1995
William H. Ward Jr  60  Director/Consultant           2 years    Nov 1996


    Lester Berriman, P.E., Chairman and  VP-Research. A Professional
Engineer with a degree in Chemical Engineering, Mr. Berriman leads the Company in it's research and development. Mr. Berriman served 20 years as manager of Chemical and Mechanical Engineering for the Southern
California laboratories of the Stanford research Institute and 17 years with Dresser Corporate Advanced technology which included 2 years as their Director of the Advanced Technology Center. Mr. Berriman has 21 United States patents and over 80 foreign patents to his credit and is one of the co-developers of the NOxMaster(TM) technology. Mr. Berriman is also very closely aligned with the California Air Resources Board (CARB) and the South Coast Air Quality Management District (AQMD).

    Lionel Simons, President and Secretary. Mr. Simons attended the London School of Economics where he earned his Bachelor of Science in Economics and was awarded one of 7 Leverhume Scholarships. He earned his Masters in Business Administration, majoring in International Business and Marketing, at the Columbia University Graduate School of Business. While Managing Director of Denbyware Ltd of England, a manufacturing Company with over 1,000 employees, he increased sales from $10 million to $25 million and took the Company public via the London Stock Exchange. As President of Dunn Systems, a medical imaging manufacturing Company with over 150 employees, he increased OEM sales from $3 million to $15 million before merging with a major NASDAQ Company. He spent 2 years with Thunder Engine Company, developers of a 600 hp heavy duty multi-fuel light-weight aluminum engine, and successfully concluded technology transfer agreements with companies in China, Korea and Canada.

    William H. Ward Jr., B.S. (Chemistry), Director/ Consultant. As an expert in electronic control systems and instrumentation, Mr. Ward has contributed to the controller technology for the NOxMaster(TM) for which a patent has been applied. While his degree is in chemistry, contributing to his understanding of the Company's underlying technology, most of his career has been spent in electronic engineering and design. for example he established and managed the electronics and instrumentation lab at UC Irvine School of Physical Sciences. As Vice President for R & D and a founder of General Monitors, Inc., he designed a successful line of combustible and toxic gas detectors. The Company became the sole source for Mr. Ward's hydrogen detectors for the NASA Apollo mission. Mr. Ward holds 8 patents for various types of sensor and instrumentation devices.


Item 10.  Executive Compensation

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 1998 the Company awarded the following non-cash stock compensation for services rendered:

     (a)  SUMMARY COMPENSATION TABLE

                    Annual Compensation

Names and Principle     Year     Salary  Bonus   Other Annual      Market
Position                                         Compensation      Value

Lionel Simons           1998      -0-     -0-     50,000 shares   $18,750
President/Secretary

Lester Berriman         1998      -0 -    -0-     50,000 shares    18,750
Chairman/ VP-Research

William H. Ward Jr.     1998      -0-     -0-     10,000 shares     3,750*
Director/Consultant

John Zabsky
dba John Z Co.          1998      -0-     -0-     50,000 shares    18,750*
Consultant

* Compensation is provided to Mr. Ward and Mr. Zabsky as outside consultants.

     (b)  OPTION/STOCK APPRECIATION RIGHTS

    No stock options were granted during 1998 or free standing SARs to executive officers of the Company.


     (c)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END
          OPTION/SAR VALUE TABLE

    There was no exercise during 1998 of stock options and free standing SARs by executive officers of the Company

     (d)  LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

    The Company did not make any long-term incentive plan awards to any executive officer in 1998.

     (e)  COMPENSATION OF DIRECTORS

    No Directors of the Company are compensated for their services as Director


     (f)  EMPLOYMENT CONTRACTS

The Company has no employment contracts.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Title of    Name and Address of                    Shares of    Percent of
 Class       Beneficial Owner                        Record      of Class
--------    -------------------                    ---------    ----------
Common    Pollution Control Inc.                   2,400,000*     72.30%
          328 Bay street
          Nassau, Bahamas

Common    Lionel Simons, President/Director          115,338       3.50%
          36 Corniche Drive, Suite E
          Dana Point, CA 92629

Common    Lester Berriman,                           182,668       5.50%
          18871 Portofino Drive
          Irvine, CA 92715

Common    William H. Ward, Jr.                        10,000       0.03%
          273 Hanover Drive
          Costa Mesa, CA 92626

Common    All officers and directors as a group:   2,708,006      81.20%

Common    John Zabsky dba John Z Company             150,000       4.5%

*Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.


Item 12.  Certain Relationships and Related Transactions

In July 1998, 400,000 shares of restricted shares were purchased by Pollution Control, Inc. for the sum of $200,000.00. A financial consultant received 1,000,000 shares of restricted common stock valued at $62,500, for the provision of services to the Company. These were assigned to Pollution Control in exchange for an equity interest in that entity.

The exclusive marketing, distribution and manufacturing rights for the US for NOxMaster(TM) technology, as applicable for diesel engines, was acquired in July 1998 for 1,000,000 restricted shares, valued at $62,500.00, from licensee Pollution Control, Inc., the controlling shareholder of KleenAir Systems Inc.

Lionel Simons, President of KleenAir Systems, Inc. is also President of, and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control, which permits him to vote on its behalf.


Item 13.  Exhibits and Reports on Form 8-K

     None


                                SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLEENAIR SYSTEMS, INC.

Date:  November 30, 1999                  /s/   LIONEL SIMONS.
                                        By: Lionel Simons., President,
                                            Secretary,
                                            Principal Accounting Officer, &
                                            Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                    Title                   Date


/s/ LIONEL SIMONS                  Director            November 30, 1999
Lionel Simons


/s/ LESTER BERRIMAN                Director            November 30, 1999
Lester Berriman


/s/ WILLIAM H. WARD                Director            November 30, 1999
William H. Ward, Jr.

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)




                        INDEX TO FINANCIAL STATEMENTS



      Report of Independent Certified Public Accountants  .  .  .  .  .  F-2

      Balance Sheets as of December 31, 1998 and 1997  .  .  .  .  .  .  F-3

      Statements of Operations for the fiscal years ended
      December 31, 1998 and 1997  .  .  .  .  .  .  .  .  .  .  .  .  .  F-4

      Statement of Stockholders' Equity for the fiscal years ended
      December 31, 1998 and 1997  .  .  .  .  .  .  .  .  .  .  .  .  .  F-5

      Statements of Cash Flows for the fiscal years ended
      December 31, 1998 and 1997  .  .  .  .  .  .  .  .  .  .  .  .  .  F-6

      Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .  F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Dana Point, California


We have audited the accompanying balance sheets of KleenAir Systems, Inc.
(a develop ment stage Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial state ments, the Company is in the development stage and has no operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





 /s/ ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

November 24, 1999

                             KLEENAIR SYSTEMS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                        As of December 31, 1998 and 1997

                                   ASSETS


                                                       1998          1997
                                                  ----------      ----------
CURRENT ASSETS:
    Cash                                          $      443      $      557
    Prepaid expenses                                  90,000          18,056
                                                  ----------      ----------
       Total Current Assets                           90,443          18,613

    PROPERTY AND EQUIPMENT (net)                       1,595              -

OTHER ASSETS:
    Patent license                                 3,607,137       3,530,861
                                                  ----------      ----------
    TOTAL ASSETS                                  $3,699,175      $3,549,474
                                                  ==========      ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($42,711 and $25,646
    due to related parties, respectively)         $   42,711      $   29,265


STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, 112,333
    and 314,000 outstanding, respectively)               112             314
    Common stock, $.001 par value (50,000,000
    shares authorized, 3,293,906 and
    472,241 outstanding, respectively)                 3,294             472
    Additional paid-in capital                     5,211,375       4,797,120
    Unearned compensation                                 -          (24,941)
    Deficit accumulated during the
    development stage                             (1,558,317)     (1,252,756)
                                                  ----------      ----------
 Total Stockholder's Equity                        3,656,464       3,520,209
                                                  ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $3,699,175      $3,549,474
                                                  ==========      ==========


The accompanying notes are an integral part of these fincancial statements.
                                    F-3

                         KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
               For Years Ended December 31, 1998 and 1997

                                                                   Cumulative
                                                                  During Devel-
                                            1998        1997      opment stage
                                         ----------   ---------   ------------
PRODUCT DEVELOPMENT COSTS                $   47,222   $  10,750    $   251,660

OPERATING EXPENSES:
  Personnel costs and director fees              -           -         135,625
  Consultants                               195,150      31,063        591,123
  Professional fees                          52,567       3,280         84,850
  Office expenses                               625       6,552         19,357
  Depreciation                                  145          -             145
  Advertising and promotion                      -           -         133,448
  Loss on cancellation of licensing
  agreements                                     -           -          19,860
  Other expenses                              9,852       3,793         22,940
  Unknown sources prior to current
  ownership                                      -           -         151,518
                                         ----------   ---------      ---------
      Total operating expenses              258,339      44,688      1,158,866
                                         ----------   ---------      ---------
(LOSS) FROM OPERATIONS                     (305,561)    (55,438)    (1,410,526)

OTHER INCOME AND (EXPENSES):
 Amortization of discount on receivables        -            -          20,259
                                         ---------    ---------    -----------
(Loss) Before Extraordinary Item           (305,561)    (55,438)    (1,390,267)

Extraordinary Item:
  Costs of terminated acquisition                -           -         168,050
                                         ----------   ---------    -----------
Net (Loss)                               $ (305,561)  $ (55,438)   $(1,558,317)
                                         ==========   =========    ===========

Earnings per share:
Basic:
Loss Per Share Before Extraordinary Item $    (0.19)  $    (0.12)  $     (2.36)
  Loss Per Share From Extraordinary Item         -            -          (0.29)
                                         ----------   ---------    -----------
Net Loss Per Share                       $    (0.19)  $    (0.12)  $     (2.65)
                                         ==========   ==========   ===========

Weighted Average Shares Outstanding       1,623,688      472,242       589,147
                                         ==========   ==========   ===========


The accompanying notes are an integral part of these fincancial statements.
                                    F-4

                                       KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                  Accumulated
                                                                                     Additional     Unearned     Deficit During
                                    Preferred Stock            Common Stock           Paid-In        Compen-       Development
                                  Shares       Amount       Shares      Amount        Capital        sation           Stage
                                ---------     -------    ---------     -------       ----------    ---------     -------------
BALANCES, 1/1/95                       -      $    -        37,066     $    37       $  151,481    $     -        $  (151,518)

Stock issued for cash                  -           -        13,667          14           66,995          -                 -
  For adjustment                       -           -           267           1               -           -                 -
  For consulting services              -           -        43,074          43          279,482          -                 -
  For professional services            -           -         2,333           2           12,748          -                 -
  For purchase of patent rights   466,667         466       30,000          30        3,507,003          -                 -
  For directors' compensation          -           -         2,000           2           22,498          -                 -
  For officers' compensation       16,667          17        4,667           5          194,978          -                 -
Other contributed capital              -           -            -           -             2,367          -                 -
Options compensation                   -           -            -           -            70,313     152,016)               -
Net loss                               -           -            -           -                -           -           (329,289)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/95                483,334         483      133,074         134        4,307,865    (152,016)         (480,807)

Stock issued for services           6,666           6       12,333          12          201,857     (78,750)               -
  For officers' compensation       16,666          17           -           -            15,608     (15,625)               -
  For aborted acquisition              -           -        20,000          20          140,530          -                 -
Exercise of options                    -           -        37,500          37          112,462          -                 -
Conversion to common             (159,333)       (159)     159,334         159               -           -                 -
Net Loss                               -           -            -           -                -      187,346          (716,511)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/96                347,333         347      362,241         362        4,778,322     (59,045)       (1,197,318)

Stock issued for cash                  -           -        60,000          60           14,940          -                 -
 For officers' compensation        16,667          17           -           -             3,858      (3,875)               -
Conversion to common              (50,000)        (50)      50,000          50               -           -                 -
Net loss                               -           -            -           -                -       37,979           (55,438)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/97                314,000         314      472,241         472        4,797,120     (24,941)       (1,252,756)

Stock issued for cash                  -           -       400,000         400          199,600          -                 -
  For services                         -           -     1,060,000       1,060           93,315          -                 -
  To officers and developers           -           -       160,000         160           59,840          -                 -
  For diesel license                   -           -     1,000,000       1,000           61,500          -                 -
Conversion to common             (201,667)       (202)     201,665         202               -           -                 -
Net loss                               -           -            -           -                -       24,941          (305,561)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/98                112,333     $   112    3,293,906     $ 3,294       $5,211,375    $     -        $(1,558,317)
                                =========     =======    =========     =======       ==========    ========       ===========


The accompanying notes are an integral part of these fincancial statements.
                                     F-5

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
              Increases/(Decreases) in Cash and Cash Equivalents
                  For Years Ended December 31, 1998 and 1997

                                                                   Cumulative
                                                                  During Devel-
                                              1998       1997     opment Stage
                                           ---------   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                          $(305,561)  $  (55,438) $(1,558,317)
Adjustments to reconcile net income/(loss)
   to net cash provided by operations:
   Losses prior to current ownership              -            -       151,518
   Depreciation                                  145           -           145
   Amortization of:
     Prepaid expenses                        108,056       27,083      162,220
     Deferred services                        24,941       37,979      250,267
   Stock issued for services                 154,375           -       432,950
   Stock issued for extraordinary loss            -            -       140,550
Advances to consultants                           -            -        20,000
Prepaid expenses                            (180,000)          -      (180,000)
Trade accounts payable                        13,446      (12,805)      42,711
                                           ---------   ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES       (184,598)      (3,181)    (537,956)
                                           ---------   ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (1,740)          -        (1,740)
  Patent licensing costs                     (13,776)     (11,534)     (37,137)
                                           ---------   ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES        (15,516)     (11,534)     (38,877)
                                           ---------   ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock subscribed                   -           -       180,400
  Proceeds from issuing stock                200,000       15,000      394,509
  Additional capital contributions                -            -         2,367
                                           ---------   ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    200,000       15,000      577,276
                                           ---------   ----------  -----------
NET INCREASE/(DECREASE) IN CASH                 (114)         285          443

CASH AT BEGINNING OF YEAR                        557          272           -
                                           ---------   ----------  -----------
CASH AT END OF YEAR                        $     443    $     557  $       443
                                           =========    =========  ===========

SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
     Interest                              $      -     $      -   $        -
     Income taxes                                 -            -            -
  Non-cash investing and financing
  transactions:
     Stock issued for:
       Compensation and directors fees        60,000           -       186,875
       Services and prepaid services          94,375        3,875      362,500
       Patent licensing                           -            -     3,507,500
       Repurchase of U.S. diesel license      62,500           -        62,500
       Acquisition of National Diversified
        Telecom, Inc.                             -            -       140,550
       Sale of marketing licenses for
        notes receivable                          -            -     1,736,558

The accompanying notes are an integral part of these fincancial statements.
                                    F-6

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


DESCRIPTION OF BUSINESS

KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. The Company has had various names during its existence as various endeavors were attempted. None of these actually became fruitful. The Company was most recently known as Investment & Consulting Interna tional, Inc. until April 1995. At that time, the Company purchased a patent for a proprietary device shown to be capable of neutralizing the environmental impact of nitrous oxide from automobile exhaust emissions without significant modification to the vehicle. This device is known as the "NOXMASTER(TM)". Soon after the acquisition of this patent and the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform with generally accepted accounting principles. Policies which materially affect the determination of financial position, cash flows, and results of operations are summarized as follows:

Development stage reporting -- Generally accepted accounting principles call for certain presentations of cumulative financial statement information from inception to the date of the financial statements. Since the Company restarted its operations (from a position of inactivity) in April 1995, these statements present information from inception of its development stage.

Patent License -- The Company purchased the rights to a patent and developed others as discussed at Note 4 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and will be amortized once the Company commences sales of the product. Amortization will be charged on a straight-line basis over seven years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization is expected to begin in 2000 along with anticipated initial sales of the device.

Property and Equipment -- Property and equipment are carried at depreciated cost. Expenditures for major renewals and betterments which extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes and on the applicable Modified Accelerated Cost Recovery System method for income tax purposes. In addition, tax depreciation includes the benefits of first year expensing under Internal Revenue Code Section 179 whenever it is advantageous to the Company make this election.

Income Taxes -- The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under FAS 109, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company's differences arise principally from the use of accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation and from utilization of net operating loss carry-forwards.

Deferred tax assets and liabilities are the amounts by which the Company's future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are expected to reduce future income taxes. Correspondingly, deferred tax liabilities are expected to increase future income taxes. Note 3 below discusses the amounts of deferred tax benefits and deferred tax liabilities. The Note also presents the impact of significant differences between financial reporting income and taxable income.

Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per share. The computation of basic earning per share is based on the weighted average number of common shares outstand ing during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional issuable shares, assuming the exercise of certain vested and non-vested stock options and warrants and conversion rights, reduced by the number of shares which could be purchased from any proceeds generated.

Cash Flows -- The Company considers cash to be its only cash equivalent for purposes of presenting its Statements of Cash Flows.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclo sure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.


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

Management has had indications that investors are interested in the technology being developed by the Company and that these investors have capacity and will be willing to be available to provide financing for the remaining cost of the development of the device. As such, Management anticipates that development activities being carried on by the Company will be continued and that there should be no substantial difficul ties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3:   FEDERAL INCOME TAXES

Because of timing, relative insignificance, and changes in control and management, the Company believes that it cannot benefit from operating losses prior to 1995 in calculating its income taxes. Operating losses reported for tax purposes vary from accumulated deficits in retained earnings due to differences in tax treatment, deductibility, or timing of
various items.   The tax loss carry-forwards are as follows:

                                            Amount of Net
                     Year of               Operating Loss
                    Expiration              Carry Forward
                    ----------             --------------
                       2010                   $  148,187
                       2011                      901,206
                       2012                       79,438
                       2018                      305,825
                                              -----------
                                              $1,434,656
                                              ===========

The Company has deferred tax assets (no liabilities) at December 31, 1998 and 1997. These assets have arisen from timing differences in depreciation and from tax loss carry-forwards. These deferred tax assets total $487,714 and $383,486 at December 31, 1998 and 1997, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 1998 and 1997. The following table sets forth the reconciling items between income per books and taxable income.

                                         1998          1997
                                      ---------     ---------
    Book Income                       $(305,561)    $ (79,438)
    Depreciation                           (203)           -
                                      ---------     ---------
    Taxable income                    $(305,764)    $ (79.438)
                                      =========     =========

The deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes.


NOTE 4:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOXMASTER(TM)") shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent has been capitalized and included under the caption Patent license on the balance sheet. Subsequent to the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehicles. Also, the Company has been in the process of performing tests aimed at obtaining minimum state approvals to be able to advertise and sell the device initially as not causing an increase in pollution. Subsequent testing and completion of the specified procedures are expected to allow the Company to obtain a ruling by the Air Resource Board that the device reduces pollutants. This ruling would greatly expand the markets for the device. The Company's rights to the patent are subject to royalties totaling seven per cent of wholesale sales. The royalties do not require the Company to make minimum payments.

Only the direct costs of acquisition of the license and costs of extending or perfecting the patents are available for capitalization. All payments for the development and production thereof are charged to operations as development costs when incurred and are included in results of operations. Management has estimated that additional costs required to obtain executive orders and additional approvals should be in the $150,000 to $250,000 range. Management has also estimated that the Company should be able to obtain the executive orders during the early part of 2000, depending on its ability to obtain funding.

During 1997 and 1998, the Company has obtained additional patents to extend and protect its original patent and has patented a similar emission control system for diesel engines. Legal costs to file these patents have been capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, sell, etc. the NOXMASTER(TM)'s application to diesel engines. In addition, the agree ment granted the same rights for the NOXMASTER(TM)'s application to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has agreed to establish a publicly held entity, KleenAir Systems (Europe), PLC (KSE), in the United Kingdom and to transfer this license to it. The Company will receive a 30% ownership interest in KSE and is to receive a royalty of 8% of its gross revenue. During 1998, the Company repurchased the rights to the U.S. market by issuing 1,000,000 shares of common stock to Pollu tion Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KSE also entered into an license agreement with Extengine, LLC (EXT) which is in the business of commercialization of environmental technologies and products. This license is for the one-year, exclusive California manufacturing, marketing rights, and distribution rights for application of the NOXMASTER(TM) to gasoline engines and the ten-year, non-exclusive worldwide manufacturing, marketing, and distribution rights for application of the NOXMASTER(TM) to diesel engines. The California license may be extended to ten years by mutual agreement. These licenses set forth per unit prices and specify minimum annual units for each application.


NOTE 5:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 1998 and 1997.

                                               1998          1997
                                            ---------     ---------
       Office equipment                     $   1,740     $      -
        Accumulated depreciation                 (145)           -
                                            ---------     ---------
       Net Property and Equipment           $   1,595     $      -
                                            =========     =========


Depreciation expense totaled $145 for 1998 with none for 1997. The equipment is being depreciated on a straight-line basis over three years.


NOTE 6:   COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

During 1995, the Company adopted a Compensatory Stock Benefit Plan (the
Plan) for the furtherance of the Company by allowing the Company the option of compensating officers, directors, consultants, and certain other service providers who render bona fide services to the Company through the award of the Company's free trading common shares. Under the Plan, 33,333 shares were approved by the Board of Directors. Of the shares approved for the Plan, 13,000 shares were issued, 4,667 were committed in agreements with officers, and 2,667 were committed to a consultant during 1995. During 1996, 9,667 shares were issued under this plan for directors fees and officer compensation. These shares have been issued primarily for marketing and promotion services, directors fees, and facilitation of the purchase of the patent.

The 1995 Plan was terminated with the adoption of a "1996 Consultant and Employee Stock Compensation Plan" (the 1996 Plan). The 1996 Plan authorized the issuance of up to 500,000 freely tradable shares. These shares were to be used to further the growth through compensation of officers, directors, consultants, and other service providers. The board was given the authority to increase the number of shares as it deemed advisable and to file any necessary registration statements required for such increases. Under the 1996 Plan, the Company issued 5,333 during 1996, but has not issued any shares under this plan in 1997 or 1998.

As anticipated by these plans, the Company has acquired services with free trading shares. The Company has also issued restricted (144) stock in exchange for services. Transactions utilizing free trading stock have been valued at the trading price for market shares on the date of the transaction. Transactions utilizing restricted stock have been valued at one-half of the trading price on the date of the transac tion.


NOTE 7:   STOCKHOLDERS'S EQUITY

During 1986, the Company completed an initial offering of 10,000,000 shares of common stock with net proceeds (after commissions) of $110,233. Between that time and December 31, 1993, it is apparent that there were several stock transactions, reverse splits, and other actions. However, records regarding this period of time are not available. Additionally, no records are available which would allow an analysis of the retained earnings balance prior to 1994. Due to this lack of records, management believes that losses indicated by the negative retained earnings would not yield tax benefits to current operations. Inception-to-date information required for develop ment stage companies is also unavailable for this period.

In March 1995, the Company's Board approved a measure (ratified at a subsequent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held. In May 1997, the Board approved another reverse split. This time the reverse split was on the basis of one new share for 15 shares held. In the following discussion, the share amounts have been restated to reflect the 1 for 15 reverse split. Additionally, all share amounts in the financial statements have been presented as though the reverse split had occurred prior to the earliest presented information.

In April 1995, the Company issued 466,667 shares of convertible, non-voting preferred stock and 30,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was valued at $3,507,500.

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 12,000 common shares valued at total of $111,875. Directors were issued a total of 2,000 shares valued at $22,500. This stock-based compensation, as well as the transactions described below, has been valued as described in Note 6.

The Company issued 13,667 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 for 33,407 shares under the Regulation S offering was received prior to December 31, 1995, with the shares being issued during 1996.

During 1996, the Company issued 12,333 common shares and 6,667 preferred shares primarily to officers and directors pursuant to agreements and directors resolutions for services rendered. These shares were valued at $201,875. Holders of options also exercised 37,500 options to acquire a like number of common shares during March 1996 by trading amounts owed them by the Company for the exercise price. This action effectively brought $112,500 to the Company due to reduction in payables.

At December 31, 1997, the Company had not issued 33,333, preferred shares to its president in accordance with his employment contract. These shares were issued during 1998. During December 1998, the Board approved the issuance of 160,000 shares of stock to themselves and key consultants as compensation for services rendered during 1998. Both of these sets of shares have been included as outstanding shares and the costs have been recognized as expenses in the relevant periods.

As discussed in Note 10, the Company also issued both common and preferred stock for consulting services and employment agreements.

During 1998, preferred stockholders exchanged 201,665 shares for 201,665 common shares. The Company issued 1,000,000 shares to a financial and public relations consultant for services; 1,000,000 and 400,000 shares to Pollution Control, Inc. for license and cash as discussed at Note 11; and 50,000 shares to a development consul tant. A director was issued 10,000 shares for his services.

The Company issued options to purchase common shares during 1996. These options arose from various transactions. Among these were 105,000 options granted as incentives for enhanced product development efforts. Other options were granted as incentives to sign service contracts. All options issued were to purchase one share for each option held. There was no market for these options. During 1996, options were exercised to purchase 37,500 shares. Options were reduced by the 1 for 15 reverse split authorized by the board of directors. At December 31, 1997, options to purchase a total of 51,668 common shares were outstanding as detailed in the following table. No options were exercised during 1997 or 1998. At December 31, 1998, all options had expired.

                                            Number     Per Share
                                              of       Exercise
      Issued to/for                         Options      Price    Expires
    -----------------------                --------    ---------  -------
    Product development                      35,000       $3.00    9/98
    Public relations consultant               3,334        1.00    3/98
    Officers                                 13,334        3.00   12/98
                                           --------
  Total outstanding at December 31, 1997     51,668
                                           ========

  Total outstanding at December 31, 1998         -
                                           ========

Following is a summary of the status of the Company's stock options during 1998 and 1997. All outstanding options were exercisable at the respective year ends.

                                                            Weighted
                                                  Number     Average
                                                    of       Exercise
                                                  Shares      Price
                                                 -------    ---------
Outstanding at January 1, 1997                   107,833      $ 1.83
   Forfeited                                     (56,165)       0.88
                                                 -------
Outstanding at December 31, 1997                  51,668      $ 2.87
    Forfeited                                    (51,668)       2.87
                                                 -------
Outstanding at December 31, 1998                      -       $ 0.00
                                                 =======

NOTE 8:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. All preferred shares outstanding (112,333 and 314,000 at December 31, 1998 and 1997) are eligible for conversion into common shares. Diluted earnings per share have not been presented because the presentation would prove antidilutive.


NOTE 9:   DEFERRED CONSULTING FEES

At the end of 1995, the Company had committed to certain fixed payments under consulting contracts for marketing, financial, and managerial services. Most of these contracts called for monthly payments with portions being deferred for a period. Certain obligations would survive termination of the agreements. Addition ally, during 1995, the Company entered into employment contracts with its Chief Executive Officer (CEO) and Director of Engineering (DE) which called for fixed compensation, stock, and stock options. These contracts were for a three year term and called for base annual compensation for the CEO and DE of $90,000 each in addition to an initial grant of 2,667 and 2,000 free trading common shares, respec tively. Each of these contracts also called for options to purchase 20,000 shares of stock. These options are included in the table at Note 7 above. The CEO also was granted rights to 50,000 shares of convertible preferred stock of which one-third vested with the initiation of the agreement while the other two-thirds vest on attaining the first and second anniversary of the agreement. The cost recognized under these agreements was amortized over the term of the agreements. The unamor tized cost was included in stockholders' equity under Unearned Compensation.

Two of these consulting contracts called for additional stock commitments. One received 6,667 shares of free-trading stock as a service incentive. This was valued at $81,250 and is being amortized over the initial three year term of the contract. The other contract called for the issuance of 2,667 shares of free-trading common shares along with 6,667 shares of convertible preferred shares. These commitments to issue stock were valued at a total of $78,750 and are being amortized over the three year initial term of the contract. Recognition of the future issuance of the underlying stock was included in Deferred Compensation pending actual issuance of the shares.

In June 1996, the retainer fee agreements discussed above, along with the cash portions of the employment agreements, were terminated by mutual agreement. In addition, all deferred liabilities under these contracts in excess of an amount equal to the exercise of certain stock options were waived.


NOTE 10:   RELATED PARTY TRANSACTIONS

Most of the Company's consultants are also stockholders of the Company. This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became preferred stockholders.
Individuals involved with the previous owner have also continued many of the development and other services which they were previously providing.

Although the Company has no official office, the official address of the Company has been the same as that of its vice-president of engineering. Management believes that the value of the use of this address is minimal and no expense has been recorded.

See also the discussion of the granting of a license for Europe to the Company's President at Note 4 and the discussion at Note 11 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 400,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 1,000,000 shares of restricted common stock which it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 4, the Company issued 1,000,000 shares of re stricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled by the Company's President. Pollution Control's voting rights are also held by the Company's President. These transactions effectively transfer control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.


NOTE 11:   EXTRAORDINARY LOSS ITEM

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). The Company's president was also a significant owner of NDT. The acquisition required the issuance of 20,000 shares of the Company's restricted common stock. In addition, the Company advanced $15,000 to NDT for operations. It was subsequently determined that the Company would not benefit from the attributes of NDT which the Company had anticipated. As a result of this determination, the Company defaulted on its agreement to provide an addi tional $5,000 to NDT and moved to "undo" the agreement. In "undoing" the agreement, the Company did not received back the $15,000 or the stock. The value of the shares, the $15,000, NDT audit fees paid by the Company and certain other costs have been reported as an extraordinary item in the Statement of Operations.

NOTE 12:   SUBSEQUENT EVENTS

During 1999, the Company has issued 300,000 shares for outside services and 70,000 shares to insiders for cash.

The Company has also entered into a contract with a third party for the modification of catalytic coatings to work specifically with the Company's diesel emission control system.