Form 10QSB
period 1999-03-31
KLEENAIR SYSTEMS INC
filed 1999-12-01
CIK 789885

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1999


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

         There were 3,593,906 shares of common stock, $0.001 Par Value, outstanding as of March 30, 1999.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements





         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 1999, and the related statements of operations, stockholders equity, and cash flows
for the three months ended March 31, 1999 and 1998.   We have also
reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through March 31, 1999. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 29, 1999

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                              March 31       December 31
                                                1999             1998
                                              Unaudited
                                             -----------     -----------
CURRENT ASSETS:
    Cash                                     $     1,039     $      443
    Prepaid expenses                              45,000         90,000
                                             -----------     -----------

      Total Current Assets                        46,039         90,443

PROPERTY AND EQUIPMENT                             1,450          1,595

OTHER ASSETS:
    Patent license                             3,607,137      3,607,137
                                             -----------     -----------

    TOTAL ASSETS                             $ 3,654,626     $ 3,699,175
                                             ===========     ===========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable (all due to related
    parties)                                 $    43,411     $    42,711


STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par
    value (10,000,000 shares authorized,
    112,333 outstanding)                             112             112
    Common stock, $.001 par value
    (50,000,000 shares authorized,
    3,593,906 and 3,293,906 outstanding)           3,594           3,294
    Additional paid-in capital                 5,286,075       5,211,375
    Deficit accumulated during the
    development stage                         (1,678,566)     (1,558,317)
                                             -----------     -----------
  Total Stockholder's Equity                   3,611,215       3,656,464
                                             -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 3,654,626     $ 3,699,175
                                             ===========     ===========

See Accountants review report and accompanying selected information.
                                      3

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                For Three Months Ended March 31, 1999 and 1998

                                                                        Cumulative
                                                                       During Devel-
                                                 1999        1998      opment Stage
                                              ---------   ---------    -----------
PRODUCT DEVELOPMENT COSTS                     $      -    $   2,500    $   251,660

OPERATING EXPENSES:
  Personnel costs and director fees                  -           -         135,625
  Consultants                                    97,500      11,073        688,623
  Professional fees                              22,500          -         107,350
  Office expenses                                    -           -          19,357
  Depreciation                                      145          -             290
  Advertising and promotion                          35          -         133,483
  Loss on cancellation of license agreements         -           -          19,860
  Other expenses                                     69          12         23,009
  Unknown sources prior to current ownership         -           -         151,518
                                              ---------   ---------    -----------
      Total operating expenses                  120,249      11,085      1,279,115
                                              ---------   ---------    -----------
(LOSS) FROM OPERATIONS                         (120,249)    (13,585)    (1,530,775)

OTHER INCOME AND (EXPENSES):
  Amortization of discount on receivables            -           -          20,259
                                              ---------   ---------    -----------
(Loss) Before Extraordinary Item               (120,249)    (13,585)    (1,510,516)

Extraordinary Item:
  Costs of terminated acquisition                    -           -         168,050
                                              ---------   ---------    -----------

Net (Loss)                                    $(120,249)  $ (13,585)   $(1,678,566)
                                              =========   =========    ===========

Basic earnings per share:
  (Loss) Per Share Before Extraordinary Item  $   (0.04)  $   (0.03)   $     (5.46)
  (Loss) Per Share From Extraordinary Item           -           -           (0.60)
                                              ---------   ---------    -----------
    Net (Loss) Per Share                      $   (0.04)  $   (0.03)   $     (6.06)
                                              =========   =========    ===========

Weighted Average Shares Outstanding           3,330,573     472,242        276,879
                                              =========   =========    ===========


See Accountants review report and accompanying selected information.
                                      4

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                  Accumulated
                                                                                     Additional     Unearned     Deficit During
                                    Preferred Stock            Common Stock           Paid-In        Compen-       Development
                                  Shares       Amount       Shares      Amount        Capital        sation           Stage
                                ---------     -------    ---------     -------       ----------    ---------     -------------
BALANCES, 12/31/94                     -      $    -        37,066     $    37       $  151,481    $     -        $  (151,518)

Stock issued for cash                  -           -        13,667          14           66,995          -                 -
  For adjustment                       -           -           267           1               -           -                 -
  For consulting services              -           -        43,074          43          279,482          -                 -
  For professional services            -           -         2,333           2           12,748          -                 -
  For purchase of patent rights   466,667         466       30,000          30        3,507,003          -                 -
  For directors' compensation          -           -         2,000           2           22,498          -                 -
  For officers' compensation       16,667          17        4,667           5          194,978          -                 -
Other contributed capital              -           -            -           -             2,367          -                 -
Options compensation                   -           -            -           -            70,313     152,016)               -
Net loss                               -           -            -           -                -           -           (329,289)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/95                483,334         483      133,074         134        4,307,865    (152,016)         (480,807)

Stock issued for services           6,666           6       12,333          12          201,857     (78,750)               -
  For officers' compensation       16,666          17           -           -            15,608     (15,625)               -
  For aborted acquisition              -           -        20,000          20          140,530          -                 -
Exercise of options                    -           -        37,500          37          112,462          -                 -
Conversion to common             (159,333)       (159)     159,334         159               -           -                 -
Net Loss                               -           -            -           -                -      187,346          (716,511)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/96                347,333         347      362,241         362        4,778,322     (59,045)       (1,197,318)

Stock issued for cash                  -           -        60,000          60           14,940          -                 -
 For officers' compensation        16,667          17           -           -             3,858      (3,875)               -
Conversion to common              (50,000)        (50)      50,000          50               -           -                 -
Net loss                               -           -            -           -                -       37,979           (55,438)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/97                314,000         314      472,241         472        4,797,120     (24,941)       (1,252,756)

Stock issued for cash                  -           -       400,000         400          199,600          -                 -
  For services                         -           -     1,060,000       1,060           93,315          -                 -
  To officers and developers           -           -       160,000         160           59,840          -                 -
  For diesel license                   -           -     1,000,000       1,000           61,500          -                 -
Conversion to common             (201,667)       (202)     201,665         202               -           -                 -
Net loss                               -           -            -           -                -       24,941          (305,561)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/98                112,333         112    3,293,906       3,294        5,211,375          -         (1,558,317)

Stock issued for services              -           -       300,000         300           74,700          -                 -
Net loss                               -           -            -           -                -           -           (120,249)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 03/31/99                112,333     $   112    3,593,906     $ 3,594       $5,286,075    $     -        $(1,678,566)
                                =========     =======    =========     =======       ==========    ========       ===========

See Accountants review report and accompanying selected information.
                                      5

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
              Increases/(Decreases) in Cash and Cash Equivalents
                For Three Months Ended March 31, 1999 and 1998

                                                                         Cumulative
                                                                        During Devel-
                                                    1999        1998    opment Stage
                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $ (120,249) $  (13,585) $(1,678,566)
  Adjustments to reconcile net income/(loss) to
     net cash provided by operations:
     Losses prior to current ownership                  -           -       151,518
     Depreciation                                      145          -           290
     Amortization of:
       Prepaid expenses                             45,000       6,771      207,220
       Deferred services                                -        6,802      250,267
     Stock issued for services                      75,000          -       507,950
     Stock issued for extraordinary loss                -           -       140,550
  Advances to consultants                               -           -        20,000
  Prepaid expenses                                      -           -      (180,000)
  Trade accounts payable                               700          -        43,411
                                                ----------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES                  596         (12)    (537,360)
                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                             -           -           (1,740)
  Patent licensing costs                             -           -          (37,137)
                                                ----------  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                -           -          (38,877)
                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                        -           -          574,909
  Additional capital contributions                   -           -            2,367
                                                ----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            -           -          577,276
                                                ----------  ----------  -----------

NET INCREASE/(DECREASE) IN CASH                     596         (12)          1,039

CASH AT BEGINNING OF YEAR                           443         557              -
                                                ----------  ----------  -----------

CASH AT END OF YEAR                             $    1,039  $      545  $     1,039
                                                ==========  ==========  ===========

SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
     Interest                                   $       -   $       -   $        -
     Income taxes                                       -           -            -
  Non-cash investing and financing transactions:
     Stock issued for:
       Compensation and directors fees                  -           -       186,875
       Services and prepaid services                75,000          -       437,500
       Patent licensing                                 -           -     3,507,500
       Repurchase of U.S. diesel license                -           -        62,500
       Acquisition of National Diversified
          Telecom, Inc.                                 -           -       140,550
       Sale of marketing licenses for notes
           receivable                                   -           -     1,736,558

See Accountants review report and accompanying selected information.
                                      6

                        KLEENAIR SYSTEMS, INC.
                   (A Development Stage Enterprise)
            SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            March 31, 1999
                             (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


NOTE 4:   AMORTIZATION

The Company is amortizing services prepaid during 1998. The services were to be provided over a year starting in July 1998. The total amortization of $45,000 is split equally between Professional fees and Consultants.


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

Since acquiring the patent in 1995, the Company has been a developmental stage Company and has worked towards the completion of the development and testing of the NOxMasterTM technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in 1993 and US Patent # 5,609,026 "Engine NOx Reduction" issued in 1997. In 1997, the Company filed a pending patent application under US Patent Application SN 08/816,796 on "Ammonia Injection in NOx Control". The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

                                 PART II

     Item 1.   Market For Common Equity and Other shareholder Matters

Market Information: The trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for the three fiscal quarters ended December 31, 1997, fiscal year 1998 and the first quarter of fiscal year 1999 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                               High                 Low
                  1997
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


Item 2.      Legal Proceedings

     There were no legal proceedings to which the registrant was subject as of March 31st, 1999.


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