Form 10QSB
period 1999-09-30
KLEENAIR SYSTEMS INC
filed 1999-12-01
CIK 789885

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1999


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

         There were 3,593,906 shares of common stock, $0.001 Par Value, outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements




     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 1999, and the related statements of operations, stockholders equity, and cash flows for the three and nine months ended September 30, 1999 and 1998.
We have also reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through September 30, 1999. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 29, 1999

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                              September 30        December 31
                                                 1999                 1998
                                             -----------          ------------
                                               Unaudited
CURRENT ASSETS:
    Cash                                     $    14,010          $        443
    Prepaid expenses                                  -                 90,000
                                             -----------          ------------
      Total Current Assets                        14,010                90,443

PROPERTY AND EQUIPMENT                             6,077                 1,595

OTHER ASSETS:
    Patent license                             3,611,558             3,607,137
                                             -----------          ------------
    TOTAL ASSETS                             $ 3,631,645          $  3,699,175
                                             ===========          ============


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable (all due
      to related parties)                    $    51,357          $     42,711
    Loans from key personnel                      18,300                    -
                                             -----------          ------------
      Total Liabilities                           69,657                42,711


STOCKHOLDERS' EQUITY:
    Preferred stock, series A,
      $.001 par value (10,000,000 shares
       authorized, 112,333 outstanding)              112                   112
    Common stock, $.001 par value
    (50,000,000 shares authorized,
     3,813,906 and 3,293,906 outstanding)          3,814                 3,294
    Additional paid-in capital                 5,402,418             5,211,375
    Deficit accumulated during the
      development stage                       (1,844,356)           (1,558,317)
                                             -----------          ------------
    Total Stockholder's Equity                 3,561,988             3,656,464
                                             -----------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 3,631,645          $  3,699,175
                                             ===========          ============

See accounts review report and accompanying selected information.
                                      3

                              KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
           For Three and Nine Months Ended September 30, 1999 and 1998

                                                                                       Cumulative
                                          Three Months             Nine Months         During Devel-
                                         1999       1998         1999          1998    opment Stage
                                     ----------  ----------   ----------  ----------   ------------

PRODUCT DEVELOPMENT COSTS            $   75,091  $    2,500   $   75,091  $    7,500   $    326,751

OPERATING EXPENSES:
  Personnel costs & director fees            -           -            -           -         135,625
  Consultants                            37,188      93,441      157,188     115,587        748,311
  Professional fees                         255      29,105       46,587      29,105        131,437
  Office expenses                            -           -            -           -          19,357
  Depreciation                              228          -           518          -             663
  Advertising and promotion                  -           -            35          -         133,483
  Loss on cancellation of
    licensing agreements                     -           -            -           -          19,860
  Other expenses                          6,479         392        6,620         422         29,560
  Unknown sources prior to
    current ownership                        -           -            -           -         151,518
                                     ----------  ----------   ----------  ----------   ------------
        Total operating expenses         44,150     122,938      210,948     145,114      1,369,814
                                     ----------  ----------   ----------  ----------   ------------
(LOSS) FROM OPERATIONS                 (119,241)   (125,438)    (286,039)   (152,614)    (1,696,565)

OTHER INCOME AND (EXPENSES):
  Amortization of discount
    on receivables                           -           -            -           -          20,259
                                     ----------  ----------   ----------  ----------   ------------
(Loss) Before Extraordinary Item       (119,241)   (125,438)    (286,039)   (152,614)    (1,676,306)

Extraordinary Item:
  Costs of terminated acquisition            -           -            -           -         168,050
                                     ----------   ---------   ----------  ----------     ------------
Net (Loss)                           $ (119,241) $ (125,438)  $ (286,039) $ (152,614) $  (1,844,356)
                                     ==========  ==========   =========== =========== ==============
Basic earnings per share:
(Loss) Per Share Before
  Extraordinary Item                 $    (0.03) $    (0.05)  $    (0.08) $    (0.13) $       (1.57)
(Loss) Per Share From
  Extraordinary Item                         -           -            -           -           (0.16)
                                     ----------  ----------   ----------  ----------   ------------
       Net (Loss) Per Share          $    (0.03) $    (0.05)  $    (0.08) $    (0.13) $       (1.73)
                                     ==========  ==========   ==========  ==========  =============
Weighted Average Shares Outstanding   3,813,906   2,477,947    3,569,217   1,148,157      1,069,407
                                     ==========  ==========   ==========  ==========  =============


See accounts review report and accompanying selected information.
                                      4

                                          KLEENAIR SYSTEMS, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                  Accumulated
                                                                                     Additional     Unearned     Deficit During
                                    Preferred Stock            Common Stock           Paid-In        Compen-       Development
                                  Shares       Amount       Shares      Amount        Capital        sation           Stage
                                ---------     -------    ---------     -------       ----------    ---------     -------------
BALANCES, 12/31/94                     -      $    -        37,066     $    37       $  151,481    $     -        $  (151,518)

Stock issued for cash                  -           -        13,667          14           66,995          -                 -
  For adjustment                       -           -           267           1               -           -                 -
  For consulting services              -           -        43,074          43          279,482          -                 -
  For professional services            -           -         2,333           2           12,748          -                 -
  For purchase of patent rights   466,667         466       30,000          30        3,507,003          -                 -
  For directors' compensation          -           -         2,000           2           22,498          -                 -
  For officers' compensation       16,667          17        4,667           5          194,978          -                 -
Other contributed capital              -           -            -           -             2,367          -                 -
Options compensation                   -           -            -           -            70,313     152,016)               -
Net loss                               -           -            -           -                -           -           (329,289)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/95                483,334         483      133,074         134        4,307,865    (152,016)         (480,807)

Stock issued for services           6,666           6       12,333          12          201,857     (78,750)               -
  For officers' compensation       16,666          17           -           -            15,608     (15,625)               -
  For aborted acquisition              -           -        20,000          20          140,530          -                 -
Exercise of options                    -           -        37,500          37          112,462          -                 -
Conversion to common             (159,333)       (159)     159,334         159               -           -                 -
Net Loss                               -           -            -           -                -      187,346          (716,511)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/96                347,333         347      362,241         362        4,778,322     (59,045)       (1,197,318)

Stock issued for cash                  -           -        60,000          60           14,940          -                 -
 For officers' compensation        16,667          17           -           -             3,858      (3,875)               -
Conversion to common              (50,000)        (50)      50,000          50               -           -                 -
Net loss                               -           -            -           -                -       37,979           (55,438)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/97                314,000         314      472,241         472        4,797,120     (24,941)       (1,252,756)

Stock issued for cash                  -           -       400,000         400          199,600          -                 -
  For services                         -           -     1,060,000       1,060           93,315          -                 -
  To officers and developers           -           -       160,000         160           59,840          -                 -
  For diesel license                   -           -     1,000,000       1,000           61,500          -                 -
Conversion to common             (201,667)       (202)     201,665         202               -           -                 -
Net loss                               -           -            -           -                -       24,941          (305,561)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 12/31/98                112,333         112    3,293,906       3,294        5,211,375          -         (1,558,317)

Stock issued for cash                  -           -        10,000          10            4,990          -                 -
  For services                         -           -       300,000         300           74,700     .    -                 -
  To officers and developers           -           -       210,000         210          111,353          -                 -
Net loss                               -           -            -           -                -           -           (286,039)
                                ---------     -------    ---------     -------       ----------    --------       -----------
BALANCES, 09/30/99                112,333     $   112    3,813,906     $ 3,814      $ 5,402,418    $     -        $(1,844,356)
                                =========     =======    =========     =======      ===========    ========       ===========

See accounts review report and accompanying selected information.
                                      5

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               Increases/(Decreases) in Cash and Cash Equivalents
                For Nine Months Ended September 30, 1999 and 1998

                                                                   Cumulative
                                                                  During Devel-
                                             1999       1998      opment Stage
                                         ----------   --------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                             $ (286,039)  $(152,614)  $ (1,844,356)
  Adjustments to reconcile net
    income/(loss) to net cash
    provided by operations:
   Losses prior to current ownership             -           -         151,518
   Depreciation                                 518          -             663
   Amortization of:
     Prepaid expenses                        90,000      63,056         52,220
     Deferred services                           -       20,406        250,267
   Stock issued for services                186,563      63,125        619,513
   Stock issued for extraordinary loss           -           -         140,550
  Advances to consultants                        -           -          20,000
  Prepaid expenses                               -     (180,000)      (180,000)
  Trade accounts payable                      8,646      (2,605)        51,357
                                         ----------   ---------   ------------
NET CASH USED BY OPERATING ACTIVITIES          (312)   (188,632)      (538,268)
                                         ----------   ---------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                     (5,000)     (1,740)        (6,740)
  Patent licensing costs                     (4,421)     (8,776)       (41,558)
                                         ----------   ---------   ------------
NET CASH USED IN INVESTING ACTIVITIES        (9,421)    (10,516)       (48,298)
                                         ----------   ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                 5,000      200,000       579,909
  Loans from key personnel                   18,300           -         18,300
  Additional capital contributions               -            -          2,367
                                         ----------   ---------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES    23,300      200,000       600,576
                                         ----------   ---------   ------------
NET INCREASE/(DECREASE) IN CASH              13,567          852        14,010

CASH AT BEGINNING OF YEAR                       443          557            -
                                         ----------   ---------   ------------
CASH AT END OF YEAR                      $   14,010   $    1,409  $     14,010
                                         ==========   ==========  ============
SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
    Interest                             $       -    $       -   $         -
   Income taxes                                  -            -             -
  Non-cash investing and financing
    transactions:
    Stock issued for:
     Compensation and directors fees             -            -        186,875
     Services and prepaid services          186,563       63,125       549,063
     Patent licensing                            -            -      3,507,500
     Repurchase of U.S. diesel license           -        62,500        62,500
     Acquisition of National Diversified
            Telecom, Inc.                        -            -        140,550
     Sale of marketing licenses for
       notes receivable                          -            -      1,736,558

See accounts review report and accompanying selected information.
                                      6

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             September 30, 1999
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 3:   STOCK TRANSACTIONS

During the first quarter, the Company issued 300,000 shares of S-8 free-trading stock in exchange for financial consulting services. These shares, valued at the market price on the date of approval, were recorded at $75,000. The Company also issued 210,000 shares in July 1999 to key personnel as compensation for services and efforts to get the Company moving.

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in
1993, US Patent # 5,609,026 "Engine NOx Reduction" and has recently been notified of the approval of 24 claims under US Patent Application SN 08/816,796 filed in 1997 on "Ammonia Injection in NOx Control". The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has recently moved into R & D facilities at 828
Production Place, Newport Beach, CA 92663, occupying approximately 2,000 sq. ft. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

 The Company is continuing its testing program in the UK and completing US testing of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources.

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

                            PART II

Item 1.   Market For Common Equity and Other shareholder Matters

Market Information: The trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal quarter ended December 31, 1997, fiscal year 1998 and the first 3 quarters of fiscal year 1999 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                               High                Low
            1997
          4th Quarter         $0.125              $0.125

            1998
          1st Quarter         $0.125              $0.125
          2nd Quarter         $0.125              $0.125
          3rd Quarter         $1.25               $0.125
          4th Quarter         $1.31               $0.75

            1999
          1st Quarter         $0.25               $0.625
          2nd Quarter         $0.25               $1.125
          3rd Quarter         $2.25               $0.615

Shareholders:     At October 31, 1999 there were 122 shareholders of
record with an additional 62 shareholders registered with firms reporting to the Depository Trust Company.


Item 2.      Legal Proceedings

   There were no legal proceedings to which the registrant is subject as of September 30th, 1999.


Item 3.      Changes in and Disagreements with Accountants

   None


Item 4.      Submission of Matters to a Vote of Security Holders

   None


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