Form 10KSB40
period 1999-12-31
KLEENAIR SYSTEMS INC
filed 2000-04-13
CIK 789885

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                  1934


              For the fiscal year ended December 31, 1999

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


State issuer's revenues for its most recent fiscal year:     $0.


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 2000, was $28,969,547 based on the closing stock price on that date. The number of shares outstanding of the registrant's common stock on March 21, 2000, was 10,123,482 shares.

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

    In May 1997, the Company effected a one (1) for fifteen (15) reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 362,157 while its authorized shares remained unchanged at 50,000,000. The Series 1 Preferred Shares were similarly effected by the same 1 for 15 reverse split and were reduced to 500,000 shares. Subsequent to December 31, 1999 the last of the outstanding preferred shares have been converted into common shares at a ratio of 1 common share for each share of Series 1 Preferred. In February 2000, the Board of Directors approved a 2 for stock split effective March 20, 2000.

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

    The Company has complemented its NOxMaster(TM) Ammonia Injection System with a NOxMaster(TM) Diesel Catalytic Converter for the purpose of applying its NOx reduction technology to diesel-fueled engines as well as reducing CO, hydrocarbons and particulates emitted by such engines. It has done so through the development of specially formulated ceramic wash-coats that allow for ammonia in the atmosphere and which provides a significant particulate reduction for the retrofit market. It is planning the acquisition of plasma technology capable of much greater reductions of particulates, particularly ultra-fine particulates the health hazards of which are getting increasing attention by the EPA. Such an integrated ammonia NOx reduction system and plasma particulate reduction system will be suited to both the OEM and retrofit markets.

    In order to conserve operating capital, the Company has no paid employees but has retained the services of its officers and certain consultants through the issuance of restricted Section 144 common stock. This includes the services of investment banking and financial consultants Centex Securities, Inc. who have provided advice with regard to the Company's investor relations and business plan development.

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

    As yet the Company has not begun distribution of its products and does not expect to begin doing so until some time in the year 2001.

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

    While the Company anticipates applying for and receiving an Executive Order, failure to do so would have a significant impact on its business in the State of California.

    During 1998 development expenses were $47,222 and during 1999 they were $82,170

    The Company has no full time employees and 5 part-time employees.

    The Company does not intend to deliver an annual report to security holders. The public may read and copy any materials filed with the SEC such as this 10-KSB and 10-QSB reports. The Company is an electronic filer under the SEC's EDGAR filing program. The SEC maintains an Internet site at www.sec.gov that contains such reports and other information filed electronically which is available to all security holders.


Item 2.   Description of Property

    In order to conserve operating capital, the President, Lionel Simons, has allowed the use of his home as the corporate headquarters until such time as additional funding and activity require the use of additional space. During 1999, the Company moved into R & D facilities at 828 Production Place, Newport Beach, CA 92663, occupying approximately 2,000 sq. ft. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

    The Company does not engage in mining operations, oil and gas producing activities or real estate activities.


Item 3.   Legal Proceedings.

     The Company is not currently involved in any litigation.


Item 4.   Submission of Matters to a vote of Security Holders.

     There were no submissions to a vote of security holders during 1999.

                              PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 1998 and 1999 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                           High                 Low
                          ------              ------
1998
        1st Quarter       $0.125              $0.125
        2nd Quarter        0.125               0.125
        3rd Quarter        1. 25               0.125
        4th Quarter        1. 31               0.75

1999
        1st Quarter       $0.625              $0.25
        2nd Quarter        1.125               0.25
        3rd Quarter        2.25                0.615
        4th Quarter        2.0625              0.96875

Shareholders:   At December 31, 1999 there were 123 shareholders of record with an additional 64 shareholders registered with firms reporting to the Depository Trust Company.

Dividends:  No dividends have been paid in the last two fiscal years.


Item 6.    Management's Discussion and Plan of Operation.

     In addition to the original US Patent # 5,224,346 acquired in April of 1995, US Patent # 5,609,026 "Engine NOx Reduction" was issued in 1997 after successfully overturning a challenge in Patent Court. International patent rights have been granted for these patents and have been issued for Europe (patent # 0 638 139 covering Germany, France and the UK) and international coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries. On November 30th, 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", US Patent # 5,992,141. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial exploitation and licensing potential. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. No value has been capitalized on the books for the second and third patents.

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

    The NOxMaster(TM) utilizes both the non-catalytic reaction that occurs at high temperature, and the catalytic reaction at lower temperature. Tests have confirmed this approach. Further test data has shown the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster(TM) device gives the manufacturer a method of control, which is essentially independent of engine operating parameters and provides new options for economy and performance.

    As of this filing, the NOxMaster(TM) Diesel Catalytic Converter is undergoing road trials and is expected to be available for production and delivery during the third quarter of the year 2000 to potential overseas customers with whom distribution negotiations are underway. This product can also be distributed in states other than California where an Executive Order is required before distribution can commence.

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

    The Company anticipates securing an Executive Order (EO) by the end of the 3rd Quarter of the year 2000 from the California Air Resources Board
(CARB). The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce NOx in significant amounts to qualify for emission credits.

    Emission Credits.   The emphasis will be on NOx reduction products,
which are not required by law or regulation, thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits, published by the California Environmental Protection Agency, Air Resources Boards and Mobile Source Emission Reduction Credits were approved by the ARB on February 19, 1993.

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

    On December 29th, 1999 the Company signed a Letter of Intent with Extengine Transport Systems, LLC regarding the awarding of licenses for commercial exploitation of the Company's technology in China, India, California and the US Urban and School Bus markets. This was subsequently followed by completion of Licensing Agreements, the exclusive terms of which, if fulfilled, would represent significant income to the Company over the succeeding 10 years. As part of the Agreement, Extengine Transport Systems LLC has invested funds in the Company to cover the costs of Research and Development to fulfill contracts requiring the demonstration of NOx reduction capability with regard to a number of engines supplied by major Chinese automotive companies. In addition, Extengine and the Company have jointly applied to the California Energy Commission for funding under the Carl Moyer Heavy-Duty NOx Reduction Advanced Technology Development Program. The subject for this funding was the proposed integrated NOxMaster/ AEA Electrocat System. Discussions have also been held with the Metropolitan Transportation Authority of Los Angeles with regard to the testing of the Company's products on its buses as part of the Extengine drive to exploit the Company's technologies in the Urban Bus market.

    Engine and vehicle testing equipment has been purchased and installed at the Company's new R & D facilities in Newport Beach, CA. Highly qualified full-time employees are being hired effective the beginning of the 2nd Quarter of 2000.


Item 7.    Financial Statements

       See the Index to Financial Statements on page F-1 immediately following the signature page of this Form 10-KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

       None
                                     7

                                PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance With Section 16(a) of the Exchange Act

      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------
Lester Berriman      75   Director/ VP-Research     2 years    April 1995

Lionel Simons        65   Director/President/
                          Secretary/Treasurer       2 years     Dec. 1995

William H. Ward Jr   60   Director/Consultant       2 years     Nov. 1996

Lester Berriman, P.E., Chairman and VP-Research. A Professional Engineer with a degree in Chemical Engineering, Mr. Berriman leads the Company in its research and development. Mr. Berriman served 20 years as manager of Chemical and Mechanical Engineering for the Southern California laboratories of the Stanford research Institute and 17 years with Dresser Corporate Advanced technology which included 2 years as their Director of the Advanced Technology Center. Mr. Berriman has 21 United States patents and over 80 foreign patents to his credit and is one of the co-developers of the NOxMaster(TM) technology. Mr. Berriman is also very closely aligned with the California Air Resources Board (CARB) and the South Coast Air Quality Management District (AQMD).

Lionel Simons, President and Secretary. Mr. Simons attended the London School of Economics where he earned his Bachelor of Science in Economics and was awarded one of 7 Leverhume Scholarships. He earned his Masters in Business Administration, majoring in International Business and Marketing, at the Columbia University Graduate School of Business. While Managing Director of Denbyware Ltd. of England, a manufacturing Company with over 1,000 employees, he increased sales from $10 million to $25 million and took the Company public via the London Stock Exchange. As President of Dunn Systems, a medical imaging manufacturing Company with over 150 employees, he increased OEM sales from $3 million to $15 million before merging with a major NASDAQ Company. He spent 2 years with Thunder Engine Company, developers of a 600 hp heavy duty multi- fuel light-weight aluminum engine, and successfully concluded technology transfer agreements with companies in China, Korea and Canada.

William H. Ward Jr., B.S. (Chemistry), Director/ Consultant. As an expert in electronic control systems and instrumentation, Mr. Ward has contributed to the controller technology for the NOxMaster(TM) for which a patent has been applied. While his degree is in chemistry, contributing to his understanding of the Company's underlying technology, most of his career has been spent in electronic engineering and design. for example he established and managed the electronics and instrumentation lab at UC Irvine School of Physical Sciences. As Vice President for R & D and a founder of General Monitors, Inc., he designed a successful line of combustible and toxic gas detectors. The Company became the sole source for Mr. Ward's hydrogen detectors for the NASA Apollo mission. Mr. Ward holds 8 patents for various types of sensor and instrumentation devices. 8

Item 10.    Executive Compensation

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 1999 the Company awarded the following non-cash stock compensation for services rendered:

      (a) SUMMARY COMPENSATION TABLE

                     Annual Compensation

   Names and                                    Other Annual    Market
Principle Position      Year   Salary   Bonus   Compensation    Value
---------------------   ----   ------   -----  --------------  --------
Lionel Simons           1999     -0-     -0-   340,000 shares  $ 96,563
President/Secretary

Lester Berriman         1999     -0 -    -0-   340,000 shares  $ 96,563
Chairman/ VP-Research

William H. Ward Jr.     1999     -0-     -0-   400,000 shares  $118,750 (1)
Director/Consultant

John Zabsky d.b.a.
 John Z Co.             1999     -0-     -0-   340,000 shares  $ 96,563 (1)
Consultant

(1) Compensation is provided to Mr. Ward and Mr. Zabsky as outside consultants.
(2) All share amounts have been revised to reflect the 2 for 1 split authorized and effective March 20, 2000.
(3) All shares presented are common shares. No preferred shares were held by members of Management.

      (b) OPTION/STOCK APPRECIATION RIGHTS

    No stock options were granted during 1999 or free standing SARs to executive officers of the Company.

      (c) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

    There was no exercise during 1999 of stock options and free standing SARs by executive officers of the Company.

      (d) LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

    The Company did not make any long-term incentive plan awards to any executive officer in 1999.

      (e) COMPENSATION OF DIRECTORS

    No Directors of the Company received cash compensation for their services as Director during 1999.

      (f) EMPLOYMENT CONTRACTS

    The Company has no employment contracts.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

Title of     Name and Address of       Shares of        Percent
 Class        Beneficial Owner         Record (1)       of Class
--------   ----------------------     ------------      --------
Common     Pollution Control Inc.       5,140,000         54.0%
           328 Bay street
           Nassau, Bahamas

Common     Lionel Simons,                 169,008 (2)(3)   1.8%
           President/Director
           36 Corniche Drive, Suite E
           Dana Point, CA 92629

Common     Lester Berriman                645,048          6.8%
           18871 Portofino Drive
           Irvine, CA 92715

Common     William H. Ward, Jr.           440,000          4.6%
           273 Hanover Drive
           Costa Mesa, CA 92626

Common     All officers and directors
           as a group:                  6,394,056 (4)     67.2%

Common     John Zabsky d.b.a.
           John Z Company                 508,000          5.3%

(1) All shares presented are common shares. No preferred shares were held by members of Management at December 31, 1999.
(2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
(3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter.
(4) Due to the controlling interest in Pollution Control, Inc. held by Lionel Simons, shares held by Pollution Control have been attributed to him for purposes of this total.
(5) All share amounts have been revised to reflect the 2 for 1 split authorized and effective March 20, 2000.

Item 12.    Certain Relationships and Related Transactions

Lionel Simons, President of KleenAir Systems, Inc. is also President of, and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control, which permits him to vote on its behalf.

See also the discussion of related party transactions presented at Note 10 to the financial statements.


Item 13.    Exhibits and Reports on Form 8-K

    None

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLEENAIR SYSTEMS, INC.

Date:  April 5, 2000                  _/s/ LIONEL SIMONS_
                                      By: Lionel Simons., President,
                                      Secretary, Principal Accounting
                                      Officer, & Principal Financial
                                      Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title              Date


 /s/ LIONEL SIMONS                     Director         April 5, 2000
Lionel Simons


 /s/ LESTER BERRIMAN                   Director         April 5, 2000
Lester Berriman


 /s/ WILLIAM H.  WARD, Jr.             Director         April 5, 2000
William H. Ward, Jr.

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)




                       INDEX TO FINANCIAL STATEMENTS



  Report of Independent Certified Public Accountants   .  .  .  .  .    F-2

  Balance Sheets as of December 31, 1999 and 1998   .  .  .  .  .  .    F-3

  Statements of Operations for the fiscal years ended
                December 31, 1999 and 1998  .  .  .  .  .  .  .  .  .   F-4

  Statement of Stockholders' Equity for the fiscal years ended
                December 31, 1999 and 1998  .  .  .  .  .  .  .  .  .   F-5

  Statements of Cash Flows for the fiscal years ended
                December 31, 1999 and 1998  .  .  .  .  .  .  .  .  .   F-6

  Notes to Financial Statements    .  .  .  .  .  .  .  .  .  .  .  .   F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Dana Point, California


We have audited the accompanying balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years
then ended.   We have also audited the cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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





 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

April 3, 2000

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                       As of December 31, 1999 and 1998

                                ASSETS


                                                      1999             1998
                                                  -----------      -----------
CURRENT ASSETS:
    Cash                                          $    25,980        $     443
    Prepaid expenses                                      800           90,000
                                                  -----------      -----------
                Total Current Assets                   26,780           90,443
                                                  -----------      -----------

PROPERTY AND EQUIPMENT (net)                           14,815            1,595

OTHER ASSETS:
    Patent license                                  3,611,558        3,607,137
                                                  -----------      -----------
    TOTAL ASSETS                                  $ 3,653,153      $ 3,699,175
                                                  ===========      ===========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($52,805 and $40,511 due
        to related parties, respectively)          $   71,796       $   40,511
    Advances from directors                            25,000            2,200
                                                   ----------       ----------
           Total Current Liabilities                   96,796           42,711
                                                   ----------       ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par value
     (10,000,000 shares authorized, 163,332 and
     224,666 outstanding, respectively)                   163              225
    Common stock, $.001 par value (50,000,000
     shares authorized, 9,357,480 and 6,587,812
     outstanding, respectively)                         9,357            6,588
    Additional paid-in capital                      5,907,876        5,207,968
    Deficit accumulated during the
     development stage                             (2,361,039)      (1,558,317)
                                                  -----------      -----------
         Total Stockholder's Equity                 3,556,357        3,656,464
                                                  -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $ 3,653,153      $ 3,699,175
                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.
                                     F-3

                            KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
               For Years Ended December 31, 1999 and 1998

                                                                  Cumulative
                                                                 During Devel-
                                              1999        1998    opment Stage
                                         ----------   ---------   ------------
PRODUCT DEVELOPMENT COSTS                $   82,170   $  47,222   $    333,830

OPERATING EXPENSES
  Personnel costs and director fees         335,649          -         471,274
  Consultants                               296,992     195,150        890,115
  Professional fees                          67,527      52,567        152,377
  Office expenses                             1,347         625         20,704
  Depreciation                                2,346         145          2,491
  Advertising and promotion                   1,581          -         135,029
  Loss on cancellation of licensing
     agreements                                  -           -          19,860
  Rent                                        5,000          -           5,000
  Other expenses                              8,110       9,852         31,050
  Unknown sources prior to current
     ownership                                   -           -         151,518
                                         ----------   ---------   ------------
      Total operating expenses              720,552     258,339      1,879,418
                                         ----------   ---------   ------------

(LOSS) FROM OPERATIONS                     (802,722)   (305,561)    (2,213,248)

OTHER INCOME AND (EXPENSES):
  Amortization of discount on receivables        -           -          20,259
                                         ----------   ---------   ------------

(Loss) Before Extraordinary Item           (802,722)   (305,561)    (2,192,989)

Extraordinary Item:
  Costs of terminated acquisition                -           -        (168,050)
                                        -----------   ---------   ------------

Net (Loss)                              $  (802,722)  $(305,561)  $ (2,361,039)
                                        ===========   =========   ============
Earnings per Share:
Basic:
(Loss) Per Share Before Extraordinary
  Item                                   $    (0.11)  $   (0.05)  $      (0.89)
(Loss) Per Share From Extraordinary
  Item                                           -           -           (0.07)
                                         ----------   ---------   ------------
Net (Loss) Per Share                     $    (0.11)  $   (0.05)  $      (0.96)
                                         ==========   =========   ============

Weighted Average Shares Outstanding
  Basic                                   7,557,444   6,494,752      2,453,426
                                         ==========   =========   ============

The accompanying notes are an integral part of these financial statements.
                                     F-4

                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                                  Additional  Unearned    Deficit During
                                     Preferred Stock         Common  Stock         Paid-In     Compen-    Development
                                      Shares    Amount      Shares     Amount      Capital     sation       Stage
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 1/1/95                           -   $     -       74,132  $       74   $ 151,444   $      -    $ (151,518)

Stock issued for cash                      -         -       27,334          27      66,982          -            -
  For adjustment                           -         -          534           1          -           -            -
  For consulting services                  -         -       86,148          86     279,439          -            -
  For professional services                -         -        4,666           5      12,745          -            -
  For purchase of patent rights       933,334       934      60,000          60   3,506,505          -            -
  For directors' compensation              -         -        4,000           4      22,496          -            -
  For officers' compensation           33,334        33       9,334           9     194,958          -            -
Other contributed capital                  -         -           -           -        2,367          -            -
Options compensation                       -         -           -           -       70,313    (152,016)          -
Net loss                                   -         -           -           -           -           -      (329,289)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/95                    966,668       967     266,148         266   4,307,249    (152,016)    (480,807)

Stock issued for services              13,332        13      24,666          25     201,837     (78,750)          -
  For officers' compensation           33,332        33          -           -       15,592     (15,625)          -
  For aborted acquisition                  -         -       40,000          40     140,510          -            -
Exercise of options                        -         -       75,000          75     112,424          -            -
Conversion to common                 (318,666)     (319)    318,666         319          -           -            -
Net Loss                                   -         -           -           -           -      187,346     (716,511)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/96                    694,666       694     724,480         725   4,777,612     (59,045)  (1,197,318)

Stock issued for cash                      -         -      120,000         120      14,880          -            -
  For officers' compensation           33,334        33          -           -        3,842      (3,875)          -
Conversion to common                 (100,000)      100)    100,000         100          -           -            -
Net loss                                   -         -           -           -           -       37,979      (55,438)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/97                    628,000       627     944,480         945   4,796,334     (24,941)  (1,252,756)

The accompanying notes are an integral part of these financial statements.
                                     F-5

                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332  $    163    9,357,482  $    9,357  $5,907,876   $      -   $(2,361,039)
                                    =========  ========  ===========  ==========  ==========   =========  ===========







The accompanying notes are an integral part of these financial statements.
                                     F-6

                         KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
           Increases/(Decreases) in Cash and Cash Equivalents
               For Years Ended December 31, 1999 and 1998

                                                                  Cumulative
                                                                 During Devel-
                                              1999        1998    opment Stage
                                         -----------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                        $  (802,722)  $(305,561)  $(2,361,039)
Adjustments to reconcile net loss
  to net cash provided by operations:
  Losses prior to current ownership               -           -        151,518
  Depreciation                                 2,346         145         2,491
  Amortization of:
  Prepaid expenses                            90,000     108,056       252,220
  Deferred services                               -       24,941       250,267
  Stock issued for services                  658,515     154,375     1,091,465
  Stock issued for extraordinary loss             -           -        140,550
  Advances to consultants                         -           -         20,000
  Prepaid expenses                              (800)   (180,000)     (180,800)
  Trade accounts payable                      31,285      11,246        71,796
  Advances from directors                     22,800       2,200        25,000
                                         -----------   ---------   -----------
NET CASH USED BY OPERATING ACTIVITIES          1,424    (184,598)     (536,532)
                                         -----------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (7,266)     (1,740)       (9,006)
  Patent licensing costs                      (4,421)    (13,776)      (41,558)
                                         -----------   ---------   -----------
NET CASH USED IN INVESTING ACTIVITIES        (11,687)    (15,516)      (50,564)
                                         -----------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                 35,800     200,000       610,709
  Additional capital contributions                -           -          2,367
                                         -----------   ---------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:    35,800     200,000       613,076
                                         -----------   ---------   -----------

NET INCREASE/(DECREASE) IN CASH               25,537        (114)       25,980

CASH AT BEGINNING OF YEAR                        443         557            -
                                         -----------   ---------   -----------

CASH AT END OF YEAR                      $    25,980   $     443   $    25,980
                                         ===========   =========   ===========

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
  Interest                               $        -    $      -    $        -
  Income taxes                                    -           -             -
Non-cash investing and financing
transactions:
  Stock issued for:
  Compensation and directors fees            410,233      60,000       597,108
  Services and prepaid services              248,582      94,375       610,782
  Equipment                                    8,300          -          8,300
  Patent licensing                                -           -      3,507,500
  Repurchase of U.S. diesel license               -       62,500        62,500
  Acquisition of National Diversified
    Telecom, Inc.                                 -           -        140,550
  Sale of marketing licenses for
    notes receivable                              -           -      1,736,558



The accompanying notes are an integral part of these financial statements.
                                     F-7

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                      December 31, 1999 and 1998


DESCRIPTION OF BUSINESS

KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. The Company has had various names during its existence as various endeavors were attempted. None of these actually became fruitful. The Company was most recently known as Investment & Consulting International, Inc. until April 1995. At that time, the Company purchased a patent for a proprietary device shown to be capable of neutralizing the environmental impact of nitrous oxide from automobile exhaust emissions without significant modification to the vehicle. This device is known as the "NOXMASTER ". Soon after the acquisition of this patent and the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards.


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

Patent License -- The Company purchased the rights to a patent and developed others as discussed at Note 4 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and will be amortized once the Company commences sales of the product. Amortization will be charged on a straight-line basis over seven years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization will begin when sales of the device are initiated.

Property and Equipment -- Property and equipment are carried at depreciated cost. Expenditures for major renewals and betterments which extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes and on the applicable Modified Accelerated Cost Recovery System method for income tax purposes. In addition, tax depreciation includes the benefits of first year expensing under Internal Revenue Code Section 179 whenever it is advantageous for the Company to make this election.

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

Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per share. The computation of basic earning per share is based on the weighted average number of common shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional issuable shares, assuming the exercise of certain vested and non-vested stock options and warrants and conversion rights, reduced by the number of shares which could be purchased from any proceeds generated.

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

Management has entered into certain agreements that are designed to provide funding for the completion of testing and trials to obtain evidence to support claims regarding the technology's capabilities and to obtain Executive Orders from the State of California regarding their approval of the technology as a emission control device. As such, Management anticipates that development activities being carried on by the Company will be continued and that there should be no substantial difficulties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.


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

                                           Amount of Net
                    Year of               Operating Loss
                  Expiration              Carry Forward
                    ------                  -----------
                     2010                   $   148,187
                     2011                       901,206
                     2012                        79,438
                     2018                       305,825
                     2019                       804,046
                                            -----------
                                            $ 2,238,702
                                            ===========

The Company has deferred tax assets (no liabilities) at December 31, 1999 and 1998. These assets have arisen from timing differences in depreciation
and from tax loss carry-forwards.   These deferred tax assets total $877,515
and $487,714 at December 31, 1999 and 1998, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 1999 and 1998. The following table sets forth the reconciling items between income per books and taxable income.

                                         1999            1998
                                     -----------     ----------
    Book income                      $  (802,722)    $ (305,561)
    Depreciation                          (1,324)          (203)
                                     -----------     ----------
    Taxable income                   $  (804,046)    $ (305,764)
                                     ===========     ==========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes.


NOTE 4:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOXMASTER") shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent has been capitalized and included under the caption Patent license on the balance sheet. Subsequent to the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehicles. Also, the Company has been in the process of performing tests aimed at obtaining minimum state approvals to be able to advertise and sell the device initially as not causing an increase in pollution. Subsequent testing and completion of the specified procedures are expected to allow the Company to obtain a ruling by the California Air Resource Board that the device does not increase pollutants. This ruling would greatly expand the markets for the device. The Company's rights to the patent are subject to royalties totaling seven percent of wholesale sales. The royalties do not require the Company to make minimum payments.

Only the direct costs of acquisition of the license and costs of extending or perfecting the patents are available for capitalization. All payments for the development and production thereof are charged to operations as development costs when incurred and are included in results of operations. Management has estimated that additional costs required to obtain executive orders and additional approvals should be in the $150,000 to $250,000 range. Management has also estimated that the Company should be able to obtain the executive orders during 2000, based on agreements in place to provide funding.

During 1998 and 1999, the Company has obtained additional patents to extend and protect its original patent and has patented a similar emission control system for diesel engines. Legal costs to file these patents have been capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, sell, etc. the NOXMASTER 's application to diesel engines. In addition, the agreement granted the same rights for the NOXMASTER 's application to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has agreed to establish a publicly held entity, KleenAir Systems (Europe), PLC (KSE), in the United Kingdom and to transfer this license to it. The Company will receive a 30% ownership interest in KSE and is to receive a royalty of 8% of its gross revenue. During 1998, the Company repurchased the rights to the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KSE also entered into an license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This license is for a ten-year, non-exclusive worldwide manufacturing, marketing, and selling license for NOXMASTER devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights for application of the NOXMASTER to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights for application of the NOXMASTER devices in China and India and to school and urban buses. These licenses set out per unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability.


NOTE 5:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 1999 and 1998.

                                               1999        1998
                                         -----------     ----------
   Office equipment                      $     4,006     $    1,740
   Test vehicle                                5,000             -
   Analysis equipment                          8,300             -
                                         -----------     ----------

   Totals                                     17,306          1,740

        Accumulated depreciation              (2,491)          (145)
                                         -----------     ----------

   Net Property and Equipment            $    14,815     $    1,595
                                         ===========     ==========

Depreciation expense totaled $2,346 and $145 for 1999 and 1998. The office and analysis equipment is being depreciated on a straight-line basis over five years and the test auto is being depreciated on a three-year straight-line basis.


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

The 1995 Plan was terminated with the adoption of a "1996 Consultant and Employee Stock Compensation Plan" (the 1996 Plan). The 1996 Plan authorized the issuance of up to 500,000 freely tradable shares. These shares were to be used to further the growth through compensation of officers, directors, consultants, and other service providers. The board was given the authority to increase the number of shares as it deemed advisable and to file any necessary registration statements required for such increases. Under the 1996 Plan, the Company issued 5,333 during 1996, but did not issue any shares under this plan in 1997 or 1998. During 1999, the Company issued 300,000 shares under this plan for consulting services.

As anticipated by these plans, the Company has acquired services with free trading shares. The Company has also issued restricted (Rule 144) stock in exchange for services. Transactions utilizing free trading stock have been valued at the trading price for market shares on the date of the transaction. Transactions utilizing restricted stock have been valued at one-half of the trading price on the date of the transaction.


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

In March 1995, the Company's Board approved a measure (ratified at a subsequent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held. In May 1997, the Board approved another reverse split. This time the reverse split was on the basis of one new share for 15 shares held. In the following discussion, the share amounts have been restated to reflect the 1 for 15 reverse split. In February 2000, the Board approved a 2 for 1 split of shares effective March 20, 2000 in accordance with current marketing and investment advice. All share amounts in the financial state ments as well as share amounts presented below have been presented as though all of these changes in stock had occurred prior to the earliest presented information.

In April 1995, the Company issued 933,334 shares of convertible, non-voting preferred stock and 60,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was valued at $3,507,500.

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 24,000 common shares valued at total of $111,875. Directors were issued a total of 4,000 shares valued at $22,500. This stock-based compensation, as well as the transactions described below, has been valued as described in Note 6. The Company also issued 27,334 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 was received for 66,814 shares under the Regulation S offering prior to December 31, 1995, with the shares being issued during 1996.

During 1996, the Company issued 24,666 common shares and 13,334 preferred shares primarily to officers and directors pursuant to agreements and directors resolutions for services rendered. These shares were valued at $201,875. Holders of options also exercised 75,000 options to acquire a like number of common shares during March 1996 by trading amounts owed them by the Company for the exercise price. This action effectively brought $112,500 to the Company through the reduction in payables.

At December 31, 1997, the Company had not issued 66,666, preferred shares to its president in accordance with his employment contract. These shares were issued during 1998. During December 1998, the Board approved the issuance of 320,000 shares of stock to themselves and key consultants as compensation for services rendered during 1998. Both of these sets of shares have been included as outstanding shares and the costs have been recognized as expenses in the relevant periods. The shares were issued during 1999.

During 1998, preferred stockholders exchanged 403,330 shares for a like number of common shares. The Company issued 2,000,000 shares to a financial and public relations consultant for services; 2,000,000 and 800,000 shares to Pollution Control, Inc. for license and cash as discussed at Note 11; and 100,000 shares to a development consultant. A director was issued 20,000 shares for his services.

During March 1999, the Company issued 600,000 shares under its S-8 plan discussed at Note 6 for investment guidance. These shares were valued at $75,000. Public relations/financial services were obtained during 1999 through the issuance of 508,334 shares valued at $175,079. Analysis and test equipment was acquired in exchange for 33,200 shares valued at $8,300. The Company also issued 146,800 shares for $35,800 cash and exchanged 61,334 common shares for the retirement of a like number of preferred shares.

As discussed in Note 10, the Company also issued both common and preferred stock for consulting services and employment agreements.

The Company issued options to purchase common shares during 1996. These options arose from various transactions. Among these were 210,000 options granted as incentives for enhanced product development efforts. Other options were granted as incentives to sign service contracts. All options issued were to purchase one share for each option held. There was no market for these options. During 1996, options were exercised to purchase 75,000 shares. Options were reduced by the 1 for 15 reverse split authorized by the board of directors. At December 31, 1997, options to purchase a total of 103,336 common shares were outstanding. No options were exercised during 1997 or 1998. At December 31, 1998, all options had expired.


NOTE 8:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. All preferred shares outstanding (163,332 and 224,666 at December 31, 1999 and 1998) are eligible for conversion into common shares. Diluted earnings per share have not been presented because the presentation would prove antidilutive.


NOTE 9:   DEFERRED CONSULTING FEES

At the end of 1995, the Company had committed to certain fixed payments under consulting contracts for marketing, financial, and managerial services. Most of these contracts called for monthly payments with portions being deferred for a period. Certain obligations would survive termination of the agreements. Additionally, during 1995, the Company entered into employment contracts with its Chief Executive Officer (CEO) and Director of Engineering (DE) which called for fixed compensation, stock, and stock options. These contracts were for a three year term and called for base annual compensation for the CEO and DE of $90,000 each in addition to an initial grant of 5,334 and 4,000 free trading common shares, respectively. Each of these contracts also called for options to purchase 40,000 shares of stock. The CEO also was granted rights to 100,000 shares of convertible preferred stock of which one-third vested with the initiation of the agreement while the other two-thirds vest on attaining the first and second anniversary of the agreement. The cost recognized under these agreements was amortized over the term of the agreements. The unamortized cost was included in stockholders' equity under Unearned Compensation.

Two of these consulting contracts called for additional stock commitments. One received 13,334 shares of free-trading stock as a service incentive. This was valued at $81,250 and is being amortized over the initial three year term of the contract. The other contract called for the issuance of 5,334 shares of free-trading common shares along with 13,334 shares of convertible preferred shares. These commitments to issue stock were valued at a total of $78,750 and are being amortized over the three year initial term of the contract. Recognition of the future issuance of the underlying stock was included in Deferred Compensation pending actual issuance of the shares.

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

Although the Company has no official office, the official address of the Company has been the same as that of its vice-president of engineering until the last quarter of 1999. Management believes that the value of the use of this address is minimal and no expense has been recorded. In the last quarter of 1999, the Company began leasing office and laboratory space from third parties.

See also the discussion of the granting of a license for Europe to the Company's President at Note 4 and the discussion at Note 11 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock which it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 4, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled by the Company's President. Pollution Control's voting rights are also held by the Company's President. These transactions effectively transfer control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.

During July 1999, the Board approved the issuance of 420,000 shares of restricted stock to themselves and an engineering consultant for loans provided to the Company during 1999. In October 1999, the Board approved the issuance of 1,000,000 shares to themselves and the consultant in lieu of cash compensation in recognition of services provided to the Company during 1999.


NOTE 11:   EXTRAORDINARY LOSS ITEM

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). The Company's president was also a significant owner of NDT. The acquisition required the issuance of 40,000 shares of the Company's restricted common stock. In addition, the Company advanced $15,000 to NDT for operations. It was subsequently determined that the Company would not benefit from the attributes of NDT which the Company had anticipated. As a result of this determination, the Company defaulted on its agreement to provide an addi-tional $5,000 to NDT and moved to "undo" the agreement. In "undoing" the agreement, the Company did not received back the $15,000 or the stock. The value of the shares, the $15,000, NDT audit fees paid by the Company and certain other costs have been reported as an extraordinary item in the Statement of Operations.

NOTE 12:   SUBSEQUENT EVENTS

In January 2000, the Company reaffirmed and updated its license and funding agree ments with Extengine Transport Systems, LLC. and its affiliate, EcoLogic, LLC. The terms of the agreements with ETS are summarized at Note
4. Concurrently with the revisions to the license agreements with ETS, EcoLogic has agreed to provide the Company with $250,000 in exchange for the issuance of 1,000,000 shares of restricted stock and warrants to purchase 1,000,000 shares at an exercise price of $0.50 expiring January 2001 and 1,000,000 shares at an exercise price of the greater of $1.00 or 50% of the average quoted bid price of the Company's stock for a thirty day period before the exercise expiring in January 2002. One-half of these funds are budgeted for use in funding engine testing in conjunction with ETS for development of engine specific devices for sale to a Chinese vehicle manufacturer.

The Company also entered into an agreement with a capital raising consultant to pay them up to 500,000 free-trading shares in exchange for their efforts in solicitation of the return of up to 500,000 existing free-trading shares to the Company in exchange for units of one restricted share plus a warrant to buy one restricted share at $0.625.