Form 10QSB
period 2000-03-31
KLEENAIR SYSTEMS INC
filed 2000-05-15
CIK 789885

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2000


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

       There were 10,123,482 shares of common stock, $0.001 Par Value, outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2000, and the related statements of operations, stockholders equity, and cash flows
for the three months ended March 31, 2000 and 1999.   We have also
reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through March 31, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2000, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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

May 11, 2000

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                                    March 31      December 31
                                                      2000          1999
                                                   ----------     ----------
                                                    Unaudited
CURRENT ASSETS:
 Cash                                              $   20,918     $   25,980
 Cash restricted                                      103,125             -
 Prepaid expenses                                         800            800
                                                   ----------     ----------
       Total Current Assets                           124,843         26,780

PROPERTY AND EQUIPMENT (net)                           43,240         14,815

OTHER ASSETS:
 Patent license                                     3,611,558      3,611,558
                                                   ----------     ----------

 TOTAL ASSETS                                      $3,779,641     $3,653,153
                                                   ==========     ==========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable ($49,179 and $52,805 due
      to related parties, respectively)            $   55,448     $   71,796
 Advances from directors                               52,000         25,000
                                                   ----------     ----------
       Total Current Liabilities                      107,448         96,796
                                                   ----------     ----------


STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, -0- and
   163,332 outstanding, respectively)                      -             163
 Common stock, $.001 par value (50,000,000
    shares authorized, 10,123,482 and 9,357,480
    outstanding, respectively)                         10,123          9,357
 Additional paid-in capital                         6,057,940      5,907,876
 Deficit accumulated during the development stage  (2,395,870)    (2,361,039)
                                                   ----------     ----------
       Total Stockholder's Equity                   3,672,193      3,656,357
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $3,779,641     $3,656,153
                                                   ==========     ==========



See accompanying accountants' report and selected information.
                                    3

                               KLEENAIR SYSTEMS, INC.
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                   For Three Months Ended March 31, 2000 and 1999

                                                                    Cumulative
                                                                  During Devel-
                                               2000       1999    opment Stage
                                             --------   --------    ----------
PRODUCT DEVELOPMENT COSTS                    $  1,742   $     -     $  335,572

OPERATING EXPENSES:
  Personnel costs and director fees                -          -        471,274
  Consultants                                   2,500     97,500       892,615
  Professional fees                            11,878     22,500       164,255
  Office expenses                               1,459         -         22,163
  Depreciation                                  1,630        145         4,121
  Advertising and promotion                     7,658         35       142,687
  Loss on cancellation of licensing
     agreements                                    -          -         19,660
  Rent                                          5,000         -         10,000
  Other expenses                                3,339         69        34,389
  Unknown sources prior to current ownership       -          -        151,518
                                             --------   --------    ----------
            Total operating expenses           33,464    120,249     1,912,882
                                             --------   --------    ----------
(LOSS) FROM OPERATIONS                        (35,206)  (120,249)   (2,248,454)

OTHER INCOME AND (EXPENSES):
    Interest income                               375         -            375
    Amortization of discount on receivables        -          -         20,259
                                             --------   --------    ----------
(Loss) Before Extraordinary Item              (34,831)  (120,249)   (2,227,820)

Extraordinary Item:
    Costs of terminated acquisition                -          -        168,050
                                             --------   --------    ----------

Net (Loss)                                   $(34,831) $(120,249)  $(2,395,870)
                                             ========   ========    ==========

Basic earnings per share:
 (Loss) Per Share Before Extraordinary Item  $  (0.00) $   (0.02)  $     (0.80)
 (Loss) Per Share From Extraordinary Item          -          -          (0.06)
                                             --------   --------    ----------
     Net (Loss) Per Share                    $  (0.00) $   (0.02)  $     (0.86)
                                             ========   ========    ==========

Weighted Average Shares Outstanding         9,616,894  6,661,146     2,793,478







See accompanying accountants' report and selected information.
                                    4

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





See accompanying accountants' report and selected information.
                                    5

                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   5,907,876          -    (2,361,039)

Stock issued for cash                      -         -       600,000         600     149,400          -            -
  For services                             -         -         2,666           3         664          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -       (34,831)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 03/31/00                         -   $     -    10,123,482  $   10,123  $6,057,940   $      -   $(2,395,870)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------















See accompanying accountants' report and selected information.
                                    6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
               For Three Months Ended March 31, 2000 and 1999

                                                                   Cumulative
                                                                 During Devel-
                                              2000        1999    opment Stage
                                            ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $ (34,831) $(120,249) $(2,395,870)
Adjustments to reconcile net income/(loss)
to net cash provided by operations:
  Losses prior to current ownership                -          -       151,518
  Depreciation                                  1,630        145        4,121
  Amortization of:
    Prepaid expenses                               -      45,000      252,220
    Deferred services                              -          -       250,267
  Stock issued for services                       668     75,000    1,092,133
  Stock issued for extraordinary loss              -          -       140,550
  Advances to consultants                          -          -        20,000
  Prepaid expenses                                 -          -      (180,000)
  Trade accounts payable                      (16,348)       700       55,448
  Advances from directors                      27,000         -        52,000
                                            ---------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (21,881)       596     (558,413)
                                            ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment                    (30,056)        -       (39,062)
    Patent licensing costs                         -          -       (41,558)
                                            ---------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (30,056)        -       (80,620)
                                            ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuing stock               150,000         -       760,709
    Additional capital contributions               -          -         2,367
                                            ---------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     150,000         -       763,076
                                            ---------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                98,063        596      124,043

CASH AT BEGINNING OF YEAR                      25,980        443           -
                                            ---------  ---------  -----------
CASH AT END OF YEAR                         $ 124,043  $   1,039  $   124,043
                                            =========  =========  ===========

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
  Interest                                  $      -   $      -   $        -
  Income taxes                                     -          -            -
Non-cash investing and financing transactions:
  Stock issued for:
   Compensation and directors fees                 -          -       597,108
   Services and prepaid services                  668     75,000      611,450
   Patent licensing                                -          -     3,507,500
   Repurchase of U.S. diesel license               -          -        62,500
   Acquisition of National Diversified
     Telecom, Inc.                                 -          -       140,550
   Sale of marketing licenses for notes
     receivable                                    -          -     1,736,558

See accompanying accountants' report and selected information.
                                    7

                         KLEENAIR SYSTEMS, INC.
                    (A Development Stage Enterprise)
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             March 31, 2000
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2:   GOING CONCERN ISSUES

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues or disposable assets to fund completion of its development program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to loan money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely. C Management has had indications that investors are interested in the technology being developed by the Company and that these investors have capacity and will be willing to be available to provide financing for the remaining cost of the development of the device. As such, Management anticipates that development activities being carried on by the Company will be continued and that there should be no substantial difficulties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3:   STOCK TRANSACTIONS

In February, 2000, the directors of the Company authorized a 2 for 1 forward stock split. All share numbers and per share amounts presented in these financial statements have been restated to reflect this split.

During the first quarter, the Company issued 600,000 shares for cash of $150,000. In addition, all of the remaining outstanding preferred shares were converted to common stock.

NOTE 4:   PROPERTY AND EQUIPMENT

During 1999 and the first quarter of 2000, the Company has purchased testing equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2000 was $1,630.

        Office furniture and equipment                   $ 4,312
        Test vehicle                                       5,000
        Analysis equipment                                38,049
														 -------
           												  47,361
         Accumulated depreciation                         (4,121)
														 -------
        Net property & equipment                         $43,240
														 =======

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

     Since acquiring the patent in 1995, the Company has been a developmental stage Company and has worked toward the completion of the development and testing of the NOXMASTERTM technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in 1993 and US Patent # 5,609,026 "Engine NOx Reduction" issued in 1997. In 1997, the Company filed a pending patent application under US Patent Application SN 08/816,796 on "Ammonia Injection in NOx Control". The Company has applied for and maintained patent protection under the Patent Cooperation Treaty
(PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

     The Company has R & D facilities at 828 Production Place, Newport Beach, CA 92663, occupying approximately 2,000 sq. ft. The Company has appropriate computers and test equipment to advance its development and testing activity and has a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

     The Company is continuing its testing program in the UK and completing US testing of the NOxMasterTM Diesel Catalytic Converter together with its NOxMasterTM Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources.

     Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

     The Company concluded a Licensing Agreement with Extengine Transport Systems, LLC, for China, India, California and the US Urban Bus Market. If the minimum requirements are met to maintain the exclusive rights over the 10-year period of the agreement, the total projected value of this agreement would be $180 million.

     The European patent rights have been valued at approximately $65 million by Valuation Consultants Ltd., a leading UK corporate asset valuer. The Company has a beneficial interest of 30% in the associated

Company, which is licensed to exploit those rights, valued at some $20 million, and receives 8% royalties. A test and evaluation program is currently underway and revenue is anticipated to commence in the 4th quarter of 2000 in connection with the program.

     Similarly, the Company anticipates starting test and evaluation programs in the US during the 3rd quarter leading to revenue starting in the 4th quarter.

     The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

     The statements contained in this filing are not historical fact and are forward-looking statements within the meaning of the private securities Litigation Reform Act of 1995. Actual results may differ materially from those forward-looking statements, as such statements involve risks and uncertainties that could significantly impact the Company's business and the actual outcome and results may differ materially.




                      PART II  - OTHER INFORMATION

ITEM 1. MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION: The trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The Company declared a two for one forward stock split in the form of a 100% stock dividend to shareholders of record as of March 15, 2000 and these shares were distributed on March 20, 2000. The following are the highs and lows for the first three quarters of fiscal year 1998, fiscal 1999 and the 1st quarter of fiscal year 2000 respectively, having been restated to reflect the two for one stock split. These quotations reflect inter-dealer prices, without retail mark up, markdown or commissions, and may not represent actual transactions.

                                      High            Low
                   1998
               2nd Quarter          $0.0625         $0.0625
               3rd Quarter          $0.625          $0.0625
               4th Quarter          $0.655          $0.375

                   1999
               1st Quarter          $0.3125         $0.125
               2nd Quarter          $0.5625         $0.125
               3rd Quarter          $1.125          $0.3075
               4th Quarter          $1.03125        $0.4844

                   2000
               1st Quarter          $12.00          $1.50

SHAREHOLDERS:    At March 31, 2000, there were 119 shareholders of record
with an additional 65 shareholders registered with firms reporting to the Depository Trust Company.

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

                                     KLEENAIR SYSTEMS, INC.

Date: May 12, 2000                      /s/   LIONEL SIMONS
                                     By: Lionel Simons., President,
                                     Secretary, Principal Accounting Officer,
                                     & Principal Financial Officer