Form 10QSB
period 2000-06-30
KLEENAIR SYSTEMS INC
filed 2000-08-18
CIK 789885

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2000


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


KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2000, and the related statements of operations, stockholders equity, and cash flows for
the three and six months ended June 30, 2000 and 1999.   We have also
reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through June 30, 2000. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

 August 16, 2000

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                                     June 30,     December 31,
                                                       2000          1999
                                                    ----------     ----------
                                                     Unaudited

CURRENT ASSETS:
    Cash                                            $   39,136     $   25,980
    Cash restricted                                     75,390             -
    Prepaid expenses                                   357,050            800
                                                    ----------     ----------
        Total Current Assets                           471,576         26,780

PROPERTY AND EQUIPMENT (net)                            45,588         14,815

OTHER ASSETS:
    Patent license                                   3,611,558      3,611,558
                                                    ----------     ----------
    TOTAL ASSETS                                    $4,128,722     $3,653,153
                                                    ==========     ==========


    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($63,128 and $52,805 due
         to related parties, respectively)          $   67,213     $   71,796
    Advances from directors                             52,000         25,000
                                                    ----------     ----------
        Total Current Liabilities                      119,213         96,796
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, -0- and
    163,332 outstanding, respectively)                      -             163
  Common stock, $.001 par value (50,000,000
    shares authorized, 11,525,212 and
    9,357,480 outstanding, respectively)                11,525          9,357
  Additional paid-in capital                         6,467,546      5,907,876
  Deficit accumulated during the
    development stage                               (2,469,562)    (2,361,039)
                                                    ----------     ----------
    Total Stockholder's Equity                       4,009,509      3,556,357
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $4,128,722     $3,653,153
                                                    ==========     ==========


See accompanying accountants' report and selected information.
                                    3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
           For Three and Six Months Ended June 30, 2000 and 1999

                                                                                          Cumulative
                                            Three Months             Six Months           During Devel-
                                         2000        1999         2000        1999        opment Stage
                                      ----------  ----------   ----------  ----------     ------------

PRODUCT DEVELOPMENT COSTS             $    8,194  $       -    $    9,936  $       -      $    343,766

OPERATING EXPENSES:
  Personnel costs and director fees           -           -            -           -           471,274
  Consultants                             19,500      22,500       22,000     120,000          912,115
  Professional fees                       15,760      23,832       27,638      46,332          180,015
  Office expenses                          1,423          -         2,882          -            23,586
  Depreciation                             2,789         145        4,419         290            6,910
  Advertising and promotion                7,673          -        15,331          35          150,360
  Loss on cancellation of licensing
    agreements                                -           -            -           -            19,860
  Rent                                    10,000          -       15,000           -            20,000
  Other expenses                           9,522          72      12,861          141           43,911
  Unknown sources prior to current
    ownership                                 -           -            -           -           151,518
                                      ----------  ----------   ----------  ----------     ------------
    Total operating expenses              66,667      46,549      100,131     166,798        1,979,549
                                      ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                   (74,861)    (46,549)    (110,067)   (166,798)      (2,323,315)

OTHER INCOME AND (EXPENSES):
  Interest income                          1,169          -         1,544          -             1,544
  Amortizate discount on receivables          -           -            -           -            20,259
                                      ----------  ----------   ----------  ----------     ------------

(Loss) Before Extraordinary Item         (73,692)    (46,549)    (108,523)   (166,798)      (2,301,512)

Extraordinary Item:
  Costs of terminated acquisition             -           -            -           -           168,050
                                      ----------  ----------   ----------  ----------     ------------

Net (Loss)                            $  (73,692) $  (46,549)  $ (108,523) $ (166,798)    $ (2,469,562)
                                      ==========  ==========   ==========  ==========     ============

Basic earnings per share:
  (Loss) Per Share Before
     Extraordinary Item               $   (0.01)  $    (0.01)  $    (0.01) $    (0.02)    $      (0.73)
  (Loss) Per Share From
     Extraordinary Item                      -            -            -           -             (0.06)
                                      ----------  ----------   ----------  ----------     ------------
    Net (Loss) Per Share              $    (0.01) $    (0.01)  $    (0.01) $    (0.02)    $      (0.79)
                                      ==========  ==========   ==========  ==========     ============

Weighted Average Shares Outstanding   10,282,182   7,187,812    9,949,539   6,925,934       3,132,856
                                      ==========  ==========   ==========  ==========     ============





See accompanying accountants' report and selected information.
                                    4



                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                                  Additional  Unearned    Deficit During
                                     Preferred Stock         Common  Stock         Paid-In     Compen-    Development
                                      Shares    Amount      Shares     Amount      Capital     sation       Stage
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 1/1/95                           -   $     -       74,132  $       74   $ 151,444   $      -    $ (151,518)

Stock issued for cash                      -         -       27,334          27      66,982          -            -
  For adjustment                           -         -          534           1          -           -            -
  For consulting services                  -         -       86,148          86     279,439          -            -
  For professional services                -         -        4,666           5      12,745          -            -
  For purchase of patent rights       933,334       934      60,000          60   3,506,505          -            -
  For directors' compensation              -         -        4,000           4      22,496          -            -
  For officers' compensation           33,334        33       9,334           9     194,958          -            -
Other contributed capital                  -         -           -           -        2,367          -            -
Options compensation                       -         -           -           -       70,313    (152,016)          -
Net loss                                   -         -           -           -           -           -      (329,289)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/95                    966,668       967     266,148         266   4,307,249    (152,016)    (480,807)

Stock issued for services              13,332        13      24,666          25     201,837     (78,750)          -
  For officers' compensation           33,332        33          -           -       15,592     (15,625)          -
  For aborted acquisition                  -         -       40,000          40     140,510          -            -
Exercise of options                        -         -       75,000          75     112,424          -            -
Conversion to common                 (318,666)     (319)    318,666         319          -           -            -
Net Loss                                   -         -           -           -           -      187,346     (716,511)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/96                    694,666       694     724,480         725   4,777,612     (59,045)  (1,197,318)

Stock issued for cash                      -         -      120,000         120      14,880          -            -
  For officers' compensation           33,334        33          -           -        3,842      (3,875)          -
Conversion to common                 (100,000)     (100)    100,000         100          -           -            -
Net loss                                   -         -           -           -           -       37,979      (55,438)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------

BALANCES, 12/31/97                    628,000       627     944,480         945   4,796,334     (24,941)  (1,252,756)





See accompanying accountants' report and selected information.
                                    5

                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   5,907,876          -    (2,361,039)

Stock issued for cash                      -         -       800,000         800     199,200          -            -
  For services                             -         -     1,202,666        1203     355,714          -            -
  As promotion                             -         -         1,730           2       4,756          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (108,523)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 06/30/00                         -   $     -    11,525,212  $   11,525  $6,467,546   $      -   $(2,469,562)
                                    =========  ========   ==========  ==========  ==========   =========  ===========















See accompanying accountants' report and selected information.
                                    6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
               For Three Months Ended March 31, 2000 and 1999

                                                                   Cumulative
                                                                 During Devel-
                                              2000        1999    opment Stage
                                            ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $(108,523) $(166,798) $(2,469,562)
Adjustments to reconcile net (loss)
to net cash provided by operations:
  Losses prior to current ownership                -          -       151,518
  Depreciation                                  4,419        290        6,910
  Amortization of:
  Prepaid expenses                                 -      90,000      252,220
  Deferred services                                -          -       250,267
  Stock issued for services                     5,426     75,000    1,096,891
  Stock issued for extraordinary loss              -          -       140,550
Advances to consultants                            -          -        20,000
Prepaid expenses                                   -          -      (180,800)
Trade accounts payable                         (4,583)     1,100       67,213
Advances from directors                        27,000         -        52,000
                                            ---------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (76,261)      (408)    (612,793)
                                            ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment                    (35,193)        -       (44,199)
    Patent licensing costs                         -          -       (41,558)
                                            ---------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (35,193)        -       (85,757)
                                            ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuing stock               200,000         -       810,709
    Additional capital contributions               -          -         2,367
                                            ---------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     200,000         -       813,076
                                            ---------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                88,546       (408)     114,526

CASH AT BEGINNING OF YEAR                      25,980        443           -
                                            ---------  ---------  -----------
CASH AT END OF YEAR                         $ 114,526  $      35  $   114,526
                                            =========  =========  ===========

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
  Interest                                  $      -   $      -   $        -
  Income taxes                                     -          -            -
Non-cash investing and financing transactions:
  Stock issued for:
   Compensation and directors fees                 -          -       597,108
   Services and prepaid services              361,676     75,000      940,567
   Patent licensing                                -          -     3,507,500
   Repurchase of U.S. diesel license               -          -        62,500
   Acquisition of National Diversified
     Telecom, Inc.                                 -          -       140,550
   Sale of marketing licenses for notes
     receivable                                    -          -     1,736,558

See accompanying accountants' report and selected information.
                                    7

                         KLEENAIR SYSTEMS, INC.
                    (A Development Stage Enterprise)
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             June 30, 2000
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

During the first quarter of 2000, the Company issued 600,000 shares for cash of $150,000. In addition, all of the remaining outstanding preferred shares were converted to common stock. During the second quarter, the Company issued 1,730 shares (valued at $4,867 to various individuals as a promotion of the Company. Additionally, the Company issued 200,000 shares for cash of $50,000.

During July 2000, the Company filed a S-8 registration of 1,950,000 shares to be used for employee and consultant compensation. The shares were divided in the directors resolution authorizing the S-8 as follows: 750,000 shares were reserved for the establishment of an Employee Stock Option Plan, 1,200,000 shares were authorized to fulfill consulting agreements entered into during June 2000. These 1,200,000 shares were recorded as issued at June 30, 2000 as prepaid expenses due to the underlying contract provisions.

NOTE 4:   PROPERTY AND EQUIPMENT

During 1999 and the first quarter of 2000, the Company has purchased testing equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the second quarter and first half of 2000 was $2,789 and $4,419.



        Office furniture and equipment                   $ 7,447
        Test vehicle                                       5,000
        Analysis equipment                                40,051
                                                         -------
                                                          52,498
         Accumulated depreciation                         (6,910)
                                                         -------
        Net property & equipment                         $45,588
                                                         =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

     The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. In 1986, the Company filed an S-18 and registered certain stock. From 1989 through 1993, the Company underwent a series of name changes in order to explore various business opportunities. However, none of the business opportunities were successfully completed.

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

     Since acquiring the patent in 1995, the Company has been a developmental stage Company and has worked toward the completion of the development and testing of the NOXMASTER(TM) technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in 1993 and US Patent # 5,609,026 "Engine NOx Reduction" issued in 1997. KleenAir received it's latest patent award on November 30th, 2000 of US Patent # 5,992,141 on "Ammonia Injection in NOx Control". The Company has applied for and maintained patent protection under the Patent Cooperation Treaty(PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

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

     The Company is continuing its testing program in the UK and, in connection with reducing pollution from London Taxicabs has applied for funding from the Clean Vehicle Program, part of the Energy Savings Trust. US testing is continuing of the NOXMASTER(TM) Diesel Catalytic Converter together with its NOXMASTER(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources.

     Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

     The Company concluded a Licensing Agreement with Extengine Transport Systems, LLC, for China, India, California and the US Urban Bus Market. If the minimum requirements are met to maintain the exclusive rights over the 10-year period of the agreement, the total projected value of this agreement would be $180 million. Under this program the Company has received and is testing six engines from a major manufacturer in China, including 2 diesel engines 2 gasoline engines and 2 motor cycle engines, with the mission to demonstrate NOx reduction capability that will meet Euro 3 standards for implementation in the PRC. Under the Extengine program, the company has now received an experimental certification for use in the California heavy duty diesel vehicle market, including urban buses.

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

                                      High            Low
                   1998
               3rd Quarter          $0.625          $0.0625
               4th Quarter           0.655           0.375

                   1999
               1st Quarter          $0.3125         $0.125
               2nd Quarter           0.5625          0.125
               3rd Quarter           1.125           0.3075
               4th Quarter           1.03125         0.4844

                   2000
               1st Quarter          $12.00          $1.50
               2nd Quarter            7.75           1.1875

SHAREHOLDERS:    At June 30, 2000, there were 461 shareholders of record
with an additional 69 shareholders registered with firms reporting to the Depository Trust Company.


ITEM 2.      LEGAL PROCEEDINGS

    There were no legal proceedings to which the registrant was subject as of June 30, 2000.


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

                                     KLEENAIR SYSTEMS, INC.

Date: August 17, 2000                   /s/   LIONEL SIMONS
                                     By: Lionel Simons., President,
                                     Secretary, Principal Accounting Officer,
                                     & Principal Financial Officer