Form 10QSB
period 2000-09-30
KLEENAIR SYSTEMS INC
filed 2000-11-20
CIK 789885

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the quarterly period ended SEPEMBER 30, 2000


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

       There were 11,839,212 shares of common stock, $0.001 Par Value, outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2000, and the related statements of operations, stockholders equity, and cash flows
for the three and nine months ended September 30, 2000 and 1999.   We have
also reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through September 30, 2000. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 17, 2000

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                                   September 30,  December 31,
                                                       2000          1999
                                                    ----------     ----------
                                                     Unaudited

CURRENT ASSETS:
    Cash                                            $   59,420     $   25,980
    Prepaid expenses                                   282,987            800
                                                    ----------     ----------
        Total Current Assets                           342,407         26,780

PROPERTY AND EQUIPMENT (net)                            55,714         14,815

OTHER ASSETS:
    Patent license                                   3,611,558      3,611,558
                                                    ----------     ----------
    TOTAL ASSETS                                    $4,009,679     $3,653,153
                                                    ==========     ==========


    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($65,306 and $52,805 due
         to related parties, respectively)          $   72,287     $   71,796
    Advances from directors                             40,000         25,000
                                                    ----------     ----------
        Total Current Liabilities                      112,287         96,796
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, -0- and
    163,332 outstanding, respectively)                      -             163
  Common stock, $.001 par value (50,000,000
    shares authorized, 11,839,212 and
    9,357,480 outstanding, respectively)                11,839          9,357
  Additional paid-in capital                         6,550,982      5,907,876
  Deficit accumulated during the
    development stage                               (2,665,429)    (2,361,039)
                                                    ----------     ----------
    Total Stockholder's Equity                       3,897,392      3,556,357
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $4,009,679     $3,653,153
                                                    ==========     ==========


See accompanying accountants' report and selected information.
                                    3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
        For Three and Nine Months Ended September 30, 2000 and 1999

                                                                                          Cumulative
                                            Three Months             Six Months           During Devel-
                                         2000        1999         2000        1999        opment Stage
                                      ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS             $   42,739  $   75,091   $   52,675  $   75,091     $    386,505

OPERATING EXPENSES:
  Personnel costs and director fees           -           -            -           -           471,274
  Consultants                             27,445      37,188       49,445     157,188          939,560
  Professional fees                       16,335         255       43,973      46,587          196,350
  Office expenses                          1,511          -         4,393          -            25,097
  Depreciation and amortization           92,394         228       96,813         518           99,304
  Advertising and promotion                  975          -        16,306          35          151,335
  Loss on cancellation of licensing
    agreements                                -           -            -           -            19,860
  Rent                                     7,500          -        22,500          -            27,500
  Other expenses                           7,673       6,479       20,534       6,620           51,584
  Unknown sources prior to current
    ownership                                 -           -            -           -           151,518
                                      ----------  ----------   ----------  ----------     ------------
      Total operating expenses           153,833      44,150      253,964     210,948        2,133,382
                                      ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                  (196,572)   (119,241)    (306,639)   (286,039)      (2,519,887)

OTHER INCOME AND (EXPENSES):
  Interest income                            705          -         2,249          -             2,249
  Amortization of discount on
    receivables                               -           -            -           -            20,259
                                      ----------  ----------   ----------  ----------     ------------

(Loss) Before Extraordinary Item        (195,867)   (119,241)    (304,390)   (286,039)      (2,497,379)

Extraordinary Item:
  Costs of terminated acquisition             -           -            -           -           168,050
                                      ----------  ----------   ----------  ----------     ------------

Net (Loss)                            $ (195,867) $ (119,241)  $ (304,390) $ (286,039)    $ (2,665,429)
                                      ==========  ==========   ==========  ==========     ============

Basic earnings per share:
  (Loss) Per Share Before
    Extraordinary Item                $    (0.01) $    (0.03)  $    (0.02) $    (0.08)    $      (0.71)
  (Loss) Per Share From
    Extraordinary Item                        -           -            -           -             (0.05)
                                      ----------  ----------   ----------  ----------     ------------
    Net (Loss) Per Share              $    (0.01) $    (0.03)  $    (0.02) $    (0.08)    $      (0.76)
                                      ==========  ==========   ==========  ==========     ============

Weighted Average Shares Outstanding   11,657,364   3,813,906   10,552,968   3,569,217        3,506,311
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





See accompanying accountants' report and selected information.
                                    5

                                      KLEENAIR SYSTEMS, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   5,907,876          -    (2,361,039)

Stock issued for cash                      -         -     1 114,000       1,114     282,636          -            -
  For services                             -         -     1,202,666       1,203     355,714          -            -
  As promotion                             -         -         1,730           2       4,756          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (304,390)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 06/30/00                         -   $     -    11,839,212  $   11,839  $6,550,982   $      -   $(2,665,429)
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

                                                                   Cumulative
                                                                 During Devel-
                                              2000        1999    opment Stage
                                            ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $(304,390) $(286,039) $(2,665,429)
Adjustments to reconcile net (loss)
to net cash provided by operations:
  Losses prior to current ownership                -          -       151,518
  Depreciation                                  7,749        518       10,240
  Amortization of:
    Prepaid expenses                           89,063     90,000      341,283
    Deferred services                              -          -       250,267
  Stock issued for services                     5,426    186,563    1,096,891
  Stock issued for extraordinary loss              -          -       140,550
Advances to consultants                            -          -        20,000
Prepaid expenses                              (15,000)        -      (195,800)
Trade accounts payable                            491      8,646       72,287
                                            ---------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES        (216,661)      (312)    (778,193)
                                            ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (48,649)    (5,000)     (57,655)
  Patent licensing costs                           -      (4,421)     (41,558)
                                            ---------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (48,649)    (9,421)     (99,213)
                                            ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                 283,750      5,000      894,459
  Advances from directors                      15,000     18,300       40,000
  Additional capital contributions                 -          -         2,367
                                            ---------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     298,750     23 300      936,826
                                            ---------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                33,440     13,567       59,420

CASH AT BEGINNING OF YEAR                      25,980        443           -
                                            ---------  ---------  -----------
CASH AT END OF YEAR                         $  59,420  $  14,010  $    59,420
                                            =========  =========  ===========

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
  Interest                                  $      -   $      -   $        -
  Income taxes                                     -          -            -
Non-cash investing and financing transactions:
  Stock issued for:
   Compensation and directors fees                 -          -       597,108
   Services and prepaid services              361,676    186,563      940,567
   Patent licensing                                -          -     3,507,500
   Repurchase of U.S. diesel license               -          -        62,500
   Acquisition of National Diversified
     Telecom, Inc.                                 -          -       140,550
   Sale of marketing licenses for notes
     receivable                                    -          -     1,736,558

See accompanying accountants' report and selected information.
                                    7

                         KLEENAIR SYSTEMS, INC.
                    (A Development Stage Enterprise)
              SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             September 30, 2000
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

During the first quarter of 2000, the Company issued 600,000 shares for cash of $150,000. In addition, all of the remaining outstanding preferred shares were converted to common stock. During the second quarter, the Company issued 1,730 shares (valued at $4,867 to various individuals as a promotion of the Company. Additionally, the Company issued 200,000 shares for cash of $50,000. During the third quarter, the Company received $83,750 for the issuance of 314,000 shares.

During July 2000, the Company filed a S-8 registration of 1,950,000 shares to be used for employee and consultant compensation. The directors resolution authorizing the S-8 registration divided the shares as follows:
750,000 shares were reserved for the establishment of an Employee Stock Option Plan, 1,200,000 shares were authorized to fulfil consulting agreements entered into during June 2000. These 1,200,000 shares were recorded as issued at June 30, 2000 as prepaid expenses due to the underlying contract provisions.


NOTE 4:   PROPERTY AND EQUIPMENT

During 1999 and 2000, the Company has purchased equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the third quarter and nine months of 2000 was $3,331 and $7,750, respectively.

        Office furniture and equipment                   $ 7,447
        Test vehicle                                       5,000
        Analysis equipment                                53,507
                                                         -------
                                                          65,954
         Accumulated depreciation                        (10,240)
                                                         -------
        Net property & equipment                         $55,714
                                                         =======

NOTE 5:   AMORTIZATION OF SERVICE COSTS

In June 2000, the Company issued 1,200,000 shares (as mentioned in Note 3) to consultants for services to be rendered over a one-year period. These services, valued at $356,250, are being amortized over the year.
Amortization has begun in the third quarter in the amount of $89,063.

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

    The Company has R & D facilities at 828 Production Place, Newport Beach, CA 92663, occupying approximately 2,000 sq. ft. The Company has appropriate computers and test equipment to advance its development and testing activity and has a diesel vehicle for testing its products. In addition, the Company continues to use the California Air Resources Board approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

    The Company is continuing its testing program in the UK and, in connection with reducing pollution from London Taxicabs, has been awarded funding by the Clean Vehicle Program which is part of the Energy Savings Trust. U.S. testing of the NOXMASTERTM Diesel Catalytic Converter is continuing together with the Company's NOXMASTERTM Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. A testing program has been arranged at the University of California at Berkeley to test the NOx reduction capability of the system. An application is being made for SIP Certification to facilitate participation in the Sacramento Air Quality Management District NOx reduction program. Discussion are underway with the cities of Torrance and Montebello to test the Company's systems on selected buses and waste disposal trucks.

    Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

    The Company concluded a Licensing Agreement with Extengine Transport Systems, LLC, for China, India, California and the U.S. Urban Bus Market.
If the minimum requirements are met to maintain the exclusive rights over the 10-year period of the agreement, the total projected value of this agreement would be $180 million. Under this program the Company has received and is testing six engines from a major manufacturer in China, including 2 diesel engines, 2 gasoline engines, and 2 motor cycle engines, with the mission to demonstrate NOx reduction capability that will meet Euro 3 standards for implementation in the Peoples Republic China. Under the Extengine program, the company has now received an experimental certification for use in the California heavy duty diesel vehicle market, including urban buses. These tests have no been concluded and have demonstrated NOx reduction down to a level significantly below the Euro 3 standards.

    The European patent rights have been valued at approximately $65 million by Valuation Consultants Ltd., a leading U.K. corporate asset valuer. The Company has a beneficial interest of 30% in the associated entity which is licensed to exploit those rights. This interest has an estimated value of some $20 million. The Company will also receive royalties of 8%. A test and evaluation program is currently underway and revenue is anticipated to commence in the 4th quarter of 2000 in connection with the program.

    Similarly, the Company has starting test and evaluation programs in the U.S. during the 3rd quarter which are expected to lead revenue starting in the 4th quarter.

    The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    Where this Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

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

                                      High            Low
                   1998
               4th Quarter          $0.655          $0.375

                   1999
               1st Quarter          $0.3125         $0.125
               2nd Quarter           0.5625          0.125
               3rd Quarter           1.125           0.3075
               4th Quarter           1.03125         0.4844

                   2000
               1st Quarter         $12.00           $1.50
               2nd Quarter           7.75            1.1875
               3rd Quarter           2.1875          0.875

SHAREHOLDERS:    At September 30, 2000, there were 461 shareholders of record with an additional 69 shareholders registered with firms reporting to the Depository Trust Company.


ITEM 2.      LEGAL PROCEEDINGS

    There were no legal proceedings to which the registrant was subject as of September 30, 2000.


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

                                     KLEENAIR SYSTEMS, INC.

Date: November 30, 2000               /s/   LIONEL SIMONS
                                     By: Lionel Simons., President,
                                     Secretary, Principal Accounting Officer,
                                     & Principal Financial Officer