Form 10KSB40
period 2000-12-31
KLEENAIR SYSTEMS INC
filed 2001-04-12
CIK 789885

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                  1934


              For the fiscal year ended December 31, 2000

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


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 30, 2001, was $4,609,550 based on the closing stock price on that date. The number of shares outstanding of the registrant's common stock on March 30, 2001, was 12,579,082 shares.

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

    In May 1997, the Company effected a one (1) for fifteen (15) reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 362,157 while its authorized shares remained unchanged at 50,000,000. The Series 1 Preferred Shares were similarly effected by the same 1 for 15 reverse split and were reduced to 500,000 shares. Subsequent to December 31, 1999 the last of the outstanding preferred shares have been converted into common shares at a ratio of 1 common share for each share of Series 1 Preferred. In February 2000, the Board of Directors approved a 2 for 1 stock split effective March 20, 2000.

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

    During the course of the year 2000 the Company engaged in a number of test programs on its NOxMaster(TM) Ammonia Injection System with a NOxMaster(TM) Diesel Catalytic Converter. Of particular interest were excellent results obtained on a heavy duty diesel engine from China demonstrating the ability to reduce NOx, CO, HC and particulate emissions on that engine to meet the Euro 3 standards. It is hoped that this successful demonstration will lead to future orders from China.

    The Company received a grant from the UK Energy Savings Trust to test its system as a retrofit for London taxicabs. Such tests commenced in England at the Millbrook Proving Grounds in November 2000 and are planned to continue through the second quarter of 2001. If that demonstration proves successful, then the Company will apply for a further grant from the Energy Savings Trust to equip multiple in- service taxicabs for on-road and in-use demonstration of the system, particularly with regard to safety issues concerning the on-board use of ammonia as a reductant. There are approximately 40,000 such taxicabs in service and that represents the potential market opportunity should the system be endorsed as the preferred retrofit product. The same system can then be adapted as a retrofit and OEM product for the general diesel-powered passenger automotive market, which represents approximately 30% of the registered and new vehicle market in Europe.

    Subsequent to year end, the Company has applied to the California Energy Commission for a substantial funding grant to demonstrate its product on a Cummins 5.9 liter diesel engine under the Carl Moyer Program. The Company has also signed a Letter of Intent covering exclusive distribution arrangements for its products in Northern and Central California with Cummins West, Inc.

    In November, 2000, the Company applied for US, China and PCT patent coverage on a new emission control device, its Sonic Flow Carburetor(TM), designed to improve operating performance and reduce emissions on small gasoline engines such as motorcycles, snowmobiles, lawnmowers and small standby power generators. Subsequent to yearend a License Agreement was entered into with Extengine Transport Systems, Inc for China, India and California.

    In order to conserve operating capital, the Company has one paid full-time Employee and 4 paid part-time employees. It has retained the services of its management, officers and certain consultants through the issuance of restricted Section 144 common stock. This includes the services of investment banking and financial consultants Centex Securities, Inc. who have provided advice with regard to the Company's investor relations and business plan development.

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

    In December 1996, the Company, having no resources available for the international commercial exploitation of its technology rights, and having no business plan for such exploitation of rights outside of the U.S., agreed to license to an officer of the Company, the European rights to the technology for application to gasoline engines and for world-wide rights for diesel engines. The Agreement called for the Company to receive a 7% royalty plus 30% of a Company to be established in the UK and to be called NOxMaster Ltd., which Company was formed subsequent in 1997. During 1998, the U.S. exploitation rights for that portion of the technology relating to diesel engines was transferred back to the Company in exchange for restricted shares.

    As yet the Company has not begun distribution of its products and does not expect to begin doing so until some time in latter part of 2001.

    Management believes that the NOxMaster(TM) system is unique, well protected by patents, and that it will prove to be effective and marketable after completion of testing. Competition is anticipated from so-called urea systems that are more complex and significantly more costly but whose end result is the creation of ammonia and a chemical reaction with NOx in the exhaust system. Such systems are not currently available and are expected to emerge at around the same time as the Company's system.

    In order to sell the Company's products in California an Executive Order is required from the State of California. The Company needs to demonstrate that its products do not increase the level of exhaust emissions.

    While the Company anticipates applying for and receiving an Executive Order, failure to do so would have a significant impact on its business in the State of California.

    During 1999 development expenses were $82,170 and during 2000 they were $128,964.

    The Company has one full time employee and 4 part-time employees.

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

     There were no submissions to a vote of security holders during 2000.


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

                         High            Low
              1999
   1st Quarter          $0.3125         $0.125
   2nd Quarter           0.5625          0.125
   3rd Quarter           1.125           0.3075
   4th Quarter           1.03125         0.4844

             2000
   1st Quarter         $12.00           $1.50
   2nd Quarter           7.75            1.1875
   3rd Quarter           2.1875          0.875
   4th  Quarter          0.9375          0.125

Shareholders:   At December 31, 2000 there were 447 shareholders of record with an additional 67 shareholders registered with firms reporting to the Depository Trust Company.

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

    As of this filing, the NOxMaster(TM) Diesel Catalytic Converter is undergoing road trials and is expected to be available for production and delivery during the third quarter of the year 2001 to potential overseas customers with whom distribution negotiations are underway. This product can also be distributed in states other than California where an Executive Order is required before distribution can commence.

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

    The Company anticipates securing an Executive Order (EO) by the end of the 3rd Quarter of the year 2001 from the California Air Resources Board
(CARB). The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce NOx in significant amounts to qualify for emission credits.

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

    The document states that NOx is the only pollutant considered in the guidelines as a reasonable candidate for credit generation. These emission credits are currently traded on a commodity-like exchange and are valued in the range over $20,000 per ton. The Company believes the value of these emission credits will be a very substantial tool in the marketing of the NOxMaster(TM) products to fleet vehicle owners, especially the diesel transportation industry.

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

    Engine and vehicle testing equipment has been purchased and installed at the Company's new R & D facilities in Newport Beach, CA. Highly qualified full-time and part-time employees and consultants were hired at the beginning of the 2nd Quarter of 2000.


ITEM 7.    FINANCIAL STATEMENTS

    See the Index to Financial Statements on page F-1 immediately following the signature page of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                  PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------
Lester Berriman      76   Director/ VP-Research     2 years    April 1995

Lionel Simons        66   Director/President/
                          Secretary/Treasurer       2 years     Dec. 1995

William H. Ward Jr   61   Director/Consultant       2 years     Nov. 1996

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

Lionel Simons, President and Secretary. Mr. Simons attended the London School of Economics where he earned his Bachelor of Science in Economics and was awarded one of seven Leverhume Scholarships. He earned his Masters in Business Administration, majoring in International Business and Marketing, at the Columbia University Graduate School of Business. While Managing Director of Denbyware Ltd. of England, a manufacturing Company with over 1,000 employees, he increased sales from $10 million to $25 million and took the Company public via the London Stock Exchange. As President of Dunn Systems, a medical imaging manufacturing Company with over 150 employees, he increased OEM sales from $3 million to $15 million before merging with a major NASDAQ Company. He spent 2 years with Thunder Engine Company, developers of a 600 hp heavy duty multi-fuel light-weight aluminum engine, and successfully concluded technology transfer agreements with companies in China, Korea and Canada.

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


ITEM 10.    EXECUTIVE COMPENSATION

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 1999 and 2000, the Company awarded the following non-cash stock compensation for services rendered:

      (a) SUMMARY COMPENSATION TABLE

                       Annual Compensation

   Names and                                    Other Annual    Market
Principle Position      Year   Salary   Bonus   Compensation    Value
---------------------   ----   ------   -----  --------------  --------
Lionel Simons           2000     -0-     -0-   100,000 shares  $ 17,000
President/Secretary     1999     -0-     -0-   340,000 shares    96,563
                        1998     -0-     -0-    50,000 shares    18,750

Lester Berriman         2000     -0-     -0-   100,000 shares  $ 17,000
Chairman/ VP-Research   1999     -0 -    -0-   340,000 shares    96,563
                        1998     -0 -    -0-    50,000 shares    18,750

William H. Ward Jr.     2000     -0-     -0-    50,000 shares  $  8,500 (1)
Director/Consultant     1999     -0-     -0-   400,000 shares   118,750 (1)
                        1998     -0-     -0-    10,000 shares     3,750 (1)

John Zabsky d.b.a.
  John Z Co.            2000     -0-     -0-    50,000 shares  $  8,500 (1)
Consultant              1999     -0-     -0-   340,000 shares    96,563 (1)
                        1998     -0-     -0-    50,000 shares    18,750 (1)

  (1) Compensation is provided to Mr. Ward and Mr. Zabsky as outside consultants.
  (2) All shares presented are common shares. No preferred shares were held by members of Management.

      (b) OPTION/STOCK APPRECIATION RIGHTS

    No stock options were granted during 2000 or free standing SARs to executive officers of the Company.

      (c) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

    There was no exercise during 2000 of stock options and free standing SARs by executive officers of the Company.

      (d) LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

    The Company did not make any long-term incentive plan awards to any executive officer in 2000.

      (e) COMPENSATION OF DIRECTORS

    No Directors of the Company received cash compensation for their services as Director during 2000. See the table at (a) of this Item 10 regarding compensation through newly issued stock.

      (f) EMPLOYMENT CONTRACTS

    The Company has no employment contracts.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth a list of persons known to the Company to be the beneficial owner of more than five percent of the Company's voting stock.

                                           Amount of
Title of     Name and Address of           Beneficial       Percent
 Class        Beneficial Owner            Ownership(1)       of Class
--------   ----------------------         ------------      --------
Common     Pollution Control Inc.           4,993,877         39.7%
           328 Bay street
           Nassau, Bahamas

Common     Lionel Simons                    5,208,685 (2)(3)  41.4%
           President/Director
           36 Corniche Drive, Suite E
           Dana Point, CA 92629

Common     Lester Berriman                    667,048          5.3%
           18871 Portofino Drive
           Irvine, CA 92715

Common     Ecologic,LLC                     1,400,000         11.1%
           c/o Citadel Mgmt. Corp.
           1128 Mission St.
           South Pasadena, CA 91030

(1) All shares presented are common shares. No preferred shares were held by members of Management at December 31, 2000.
(2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
(3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter, 9,800 shares held by Barbara J. Simons who is his wife, and the shares held by Pollution Control, Inc.
(4) All share amounts have been revised to reflect the 2 for 1 split authorized and effective March 20, 2000.

    The following table sets forth a list of the beneficial ownership in the Company by officers and directors.

                                           Amount of
Title of     Name and Address of           Beneficial       Percent
 Class        Beneficial Owner            Ownership(1)       of Class
--------   ----------------------         ------------      --------
Common     Lionel Simons                    5,208,685 (2)(3)  41.4%
           President/Director
           36 Corniche Drive, Suite E
           Dana Point, CA 92629

Common     Lester Berriman                    667,048          5.3%
           18871 Portofino Drive
           Irvine, CA 92715

Common     William H. Ward, Jr.               490,000          3.9%
           273 Hanover Drive
           Costa Mesa, CA 92626

Common     All officers and directors
           as a group:                      6,365,733 (4)     50.6%

(1) All shares presented are common shares. No preferred shares were held by members of Management at December 31, 2000.
(2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
(3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter, 9,800 shares held by Barbara
   J. Simons who is his wife, and 4,993,877 shares held by Pollution
   Control, Inc.
(4) Due to the controlling interest in Pollution Control, Inc. held by Lionel Simons, shares held by Pollution Control have been attributed to him for purposes of this total.


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


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report or are incorporated by reference.

  Financial Statements - The following information has been included in response to Item 8.

                                                              Page
                                                              ----
  - Report of Independent Certified Public Accountants         F-2
  - Consolidated Balance Sheets                                F-3
  - Consolidated Statements of Operations                      F-4
  - Consolidated Statements of Shareholders' Equity            F-5
  - Consolidated Statements of Cash Flows                      F-6
  - Notes to Consolidated Financial Statements                 F-8

Exhibits - The following Exhibits are furnished as a part of this report:

      Exhibit No.                Description
      -----------   -----------------------------------------
        23.1      * Consent of Robert Early & Company, P.C.

- -------------
* Filed herewith.

 (b)  Reports on Form 8-K

        None


                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLEENAIR SYSTEMS, INC.

Date:  April 9, 2000                        /s/ LIONEL SIMONS
                                        By: Lionel Simons., President,
                                        Secretary, Principal Accounting
                                        Officer, & Principal Financial
                                        Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                        Title              Date
  -------------------------             ----------       ---------------

   /s/ LIONEL SIMONS                     Director         April 9, 2000
  Lionel Simons


   /s/ LESTER BERRIMAN                   Director         April 9, 2000
  Lester Berriman


   /s/ WILLIAM H.  WARD, Jr.             Director         April 9, 2000
  William H. Ward, Jr.

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)







                    INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----
Report of Independent Certified Public Accountants  .  .  .  .  .    F-2

Balance Sheets as of December 31, 2000 and 1999  .  .  .  .  .  .    F-3

Statements of Operations for the fiscal years ended
    December 31, 2000 and 1999 .  .  .  .  .  .  .  .  .  .  .  .    F-4

Statement of Stockholders' Equity for the fiscal years ended
    December 31, 2000 and 1999 .  .  .  .  .  .  .  .  .  .  .  .    F-5

Statements of Cash Flows for the fiscal years ended
    December 31, 2000 and 1999 .  .  .  .  .  .  .  .  .  .  .  .    F-7

Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .    F-8

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Dana Point, California


We have audited the accompanying balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for
the years then ended.   We have also audited the cumulative statements of
operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years and cumulative period then ended in conformity with generally accepted accounting principles.

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



/s/ ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

April 2, 2001

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS
                      As of December 31, 2000 and 1999



                                ASSETS

                                                       2000            1999
                                                    ----------      ----------
CURRENT ASSETS:
    Cash                                            $   24,365      $   25,980
    Accounts receivable from related party              55,693              -
    Prepaid expenses                                   198,925             800
                                                    ----------      ----------
        Total Current Assets                           278,983          26,780

PROPERTY AND EQUIPMENT (net)                            60,482          14,815

OTHER ASSETS:
    Patent license                                   3,622,649       3,611,558
                                                    ----------      ----------
    TOTAL ASSETS                                    $3,962,114      $3,653,153
                                                    ==========      ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($67,453 and $52,805
      due to related parties, respectively)         $  119,151      $   71,796
    Advances from directors                             40,000          25,000
                                                    ----------      ----------
        Total Current Liabilities                      159,151          96,796
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par
    value (10,000,000 shares authorized,
    none and 163,332 outstanding,
    respectively)                                           -              163
    Common stock, $.001 par value (50,000,000
      shares authorized, 12,579,082 and
      9,357,480 outstanding, respectively)              12,579           9,357
    Additional paid-in capital                       6,868,435       5,907,876
    Deficit accumulated during the
    development stage                               (3,078,051)     (2,361,039)
                                                    ----------      ----------
        Total Stockholder's Equity                   3,802,963       3,556,357
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $3,962,114      $3,653,153
                                                    ==========      ==========




The accompanying notes are an integral part of these financial statements.
                                    F-3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                 For Years Ended December 31, 2000 and 1999

                                                                   Cumulative
                                                                  During Devel-
                                             2000        1999      opment Stage
                                          ---------   ----------   -----------
PRODUCT DEVELOPMENT COSTS               $   128,964   $   82,170   $   462,794

OPERATING EXPENSES:
  Personnel costs and director fees          51,000      335,649       522,274
  Consultants                               388,245      298,992     1,278,360
  Professional fees                          48,576       67,527       200,953
  Office expenses                             3,010        1,347        23,714
  Depreciation                               10,510        2,346        13,001
  Advertising and promotion                  17,318        1,581       152,347
  Loss on cancellation of licensing
    agreements                                   -            -         19,860
  Rent                                       27,500        5,000        32,500
  Other expenses                             44,318        8,110        75,368
  Unknown - prior to current ownership           -            -        151,518
                                          ---------   ----------   -----------
      Total operating expenses              590,477      720,552     2,469,895
                                          ---------   ----------   -----------
(LOSS) FROM OPERATIONS                     (719,441)    (802,722)   (2,932,689)

OTHER INCOME AND (EXPENSES):
  Interest income                             2,429           -          2,429
  Amortization of discount on receivables        -            -         20,259
                                          ---------   ----------   -----------
(Loss) Before Extraordinary Item           (717,012)    (802,722)   (2,910,001)
Extraordinary Item:
  Costs of terminated acquisition                -            -       (168,050)
                                          ---------   ----------   -----------
Net (Loss)                                $(717,012)  $ (802,722)  $(3,078,051)
                                          =========   ==========   ===========
Earnings per Share:
Basic:
(Loss) Per Share Before Extraordinary
   Item                                   $   (0.07)  $    (0.11)  $     (0.75)
(Loss) Per Share From Extraordinary Item         -            -          (0.04)
                                          ---------   ----------   -----------
Net (Loss) Per Share                      $   (0.07)  $    (0.11)  $     (0.79)
                                          =========   ==========   ===========
Weighted Average Shares Outstanding
  Basic                                  11,008,972    7,557,444     3,881,954
                                         ==========   ==========   ===========




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



The accompanying notes are an integral part of these financial statements.
                                     F-5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   5,907,876          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -   $     -    12,579,082  $   12,579  $6,868,435   $      -   $(3,078,051)
                                    =========  ========   ==========  ==========  ==========   =========  ===========



The accompanying notes are an integral part of these financial statements.
                                     F-6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
                 For Years Ended December 31, 2000 and 1999

                                                                   Cumulative
                                                                 During Devel-
                                              2000       1999     opment Stage
                                           ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                          $(717,012)  $(802,722)  $(3,078,051)
Adjustments to reconcile net (loss) to
  net cash provided by operations:
  Losses prior to current ownership               -           -        151,518
  Depreciation                                10,510       2,346        13,001
  Amortization of:
    Prepaid expenses                         178,125      90,000       430,345
    Deferred services                             -           -        250,267
  Stock issued for services                  248,617     658,515     1,340,082
  Stock issued for extraordinary loss             -           -        140,550
Accounts receivable                          (55,694)         -        (55,694)
Advances to consultants                           -           -         20,000
Prepaid expenses                             (20,000)       (800)     (200,800)
Trade accounts payable                        47,355      31,285       119,151
Advances from directors                       15,000      22,800        40,000
                                           ---------   ---------   -----------
NET CASH USED BY OPERATING ACTIVITIES       (293,099)      1,424      (829,631)
                                           ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                     (56,175)     (7,266)      (65,181)
  Patent licensing costs                     (11,091)     (4,421)      (52,649)
                                           ---------   ---------   -----------
NET CASH USED IN INVESTING ACTIVITIES        (67,266)    (11,687)     (117,830)
                                           ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                358,750      35,800       969,459
  Additional capital contributions                -           -          2,367
                                           ---------   ---------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    358,750      35,800       971,826
                                           ---------   ---------   -----------
NET INCREASE/(DECREASE) IN CASH               (1,615)     25,537        24,365

CASH AT BEGINNING OF YEAR                     25,980         443            -
                                           ---------   ---------   -----------
CASH AT END OF YEAR                        $  24,365   $  25,980   $    24,365
                                           =========   =========   ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                              $      -    $      -  $          -
     Income taxes                                 -           -             -
Non-cash investing and financing transactions:
     Stock issued for:
       Compensation and directors' fees       51,000     410,233       648,108
       Services and prepaid services         553,867     248,582     1,164,649
       Equipment                                  -        8,300         8,300
       Patent licensing                           -           -      3,507,500
       Repurchase of U.S. diesel license          -           -         62,500
       Acquisition of National Diversified
        Telecom, Inc.                             -           -        140,550
       Sale of marketing licenses for
         notes receivable                         -           -      1,736,558

The accompanying notes are an integral part of these financial statements.
                                    F-7

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                      December 31, 2000 and 1999


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

Development stage reporting -- Generally accepted accounting principles call for certain presentations of cumulative financial statement informa-tion from inception to the date of the financial statements. Since the Company restarted its operations (from a position of inactivity) in April 1995, these statements present information from the inception of its development stage.

Patent License -- The Company purchased the rights to a patent and devel-oped others as discussed at Note 6 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and will be amortized once the Company commences sales of the product. Amortization will be charged on a straight-line basis over seven years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization will begin when sales of the device are initiated.

Property and Equipment -- Property and equipment are carried at depreci-ated cost. Expenditures for major renewals and betterments which extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes and on the applicable Modified Accelerated Cost Recov-ery System method for income tax purposes. In addition, tax depreciation includes the benefits of first year expensing under Internal Revenue Code
Section 179 whenever it is advantageous to the Company make this election.

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

Deferred tax assets and liabilities are the amounts by which the Company's future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are expected to reduce future income taxes. Correspondingly, deferred tax liabilities are expected to increase future income taxes. Note 5 below discusses the amounts of deferred tax benefits and deferred tax liabilities. The Note also presents the impact of significant differences between financial reporting income and taxable income.

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

Accounting Estimates -- The preparation of financial statements in confor-mity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:   GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues or disposable assets to fund completion of its develop-ment program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to loan money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop devel-opment efforts and/or to shut down its activities completely.

Management has entered into certain agreements that are designed to provide funding for the completion of testing and trials to obtain evi-dence to support claims regarding the technology's capabilities and to obtain Executive Orders from the State of California regarding their approval of the technology as a emission control device. As such, Manage-ment anticipates that development activities being carried on by the Company will be continued and that there should be no substantial diffi-culties in obtaining sufficient financing to carry its project through to completion and subsequent distribution. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3:   ACCOUNTS RECEIVABLE

During the last quarter of 2000, the Company incurred travel, engineering, and other expenses in assisting NOxMaster, Ltd. of England with the testing of the products on London taxicabs. NOxMaster was awarded a portion of a U.K. government funded grant for this testing. The receiv-able reported in the financial statements is for the reimbursement by NOxMaster to the Company for the expenses so incurred.


NOTE 4:   PREPAID EXPENSES

The Company has prepaid for services under four consulting agreements and for laboratory testing of its products in California. The five consulting agreements were funded through the issuance of unrestricted stock valued at $356,250. These contracts were for services to be provided over a one year period beginning in July 2000. One-half of this cost has been amortized during 2000 with the balance in prepaid expense. Additionally, as mentioned, the Company has paid $20,000 for approved testing work to be done in California. These tests were delayed and the funds were left on deposit for the testing which has begun during March 2001.


NOTE 5:   FEDERAL INCOME TAXES

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

                                        Amount of Net
                Year of                Operating Loss
              Expiration                Carry Forward
              ----------               --------------
                 2010                    $  148,187
                 2011                       901,206
                 2012                        79,438
                 2018                       305,825
                 2019                       804,046
                 2020                       720,022
                                         ----------
                                         $2,958,724
                                         ==========

The Company has deferred tax assets (no liabilities) at December 31, 2000 and 1999. These assets have arisen from the difference in the deprecia-tion deduction for book and tax purposes and from tax loss carry-forwards. These deferred tax assets total $1,004,424 and $760,640 at December 31, 2000 and 1999, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2000 and 1999. The following table sets forth the reconcil-ing items between income per books and taxable income.

                                             2000          1999
                                          ---------      ---------
    Book Income                           $(717,012)     $(802,722)
    Depreciation                             (3,010)        (1,324)
                                          ---------      ---------
    Taxable income                        $(720,022)     $(804,046)
                                          =========      =========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes.


NOTE 6:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOXMASTER ") shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent has been capitalized and included under the caption Patent license on the balance sheet. Subse-quent to the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehi-cles. Also, the Company has been in the process of performing tests aimed at obtaining minimum state approvals to be able to advertise and sell the device initially as not causing an increase in pollution. Subsequent testing and completion of the specified procedures are expected to allow the Company to obtain a ruling by the California Air Resource Board that the device does not increase pollutants. This ruling would greatly expand the markets for the device. The Company's rights to the patent are subject to royalties totaling seven per cent of wholesale sales. The royalties do not require the Company to make minimum payments.

In addition to its work toward certification in California, the products are being tested in England for their application to pollution control on diesel taxicabs which are in use there. This testing is being carried on by NOxMaster, Ltd, an entity in which the Company owns a small equity interest through an equity investment and has granted a marketing license while retaining a right to royalties as discussed below.

Only the direct costs of acquisition of the license and costs of extending or perfecting the patents are available for capitalization. All payments for the development and production thereof are charged to operations as development costs when incurred and are included in results of operations. Management has estimated that additional costs required to obtain execu-tive orders and additional approvals should be in the $150,000 to $250,000 range. Management has also estimated that the Company should be able to obtain the executive orders during 2001, based on agreements in place to provide funding.

During 2000 and 1999, the Company has obtained additional patents to extend and protect its patent and has patented a device for emission control on small engines. Legal costs to file these patents have been capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, sell, etc. the NOXMASTER 's application to diesel engines. In addition, the agreement granted the same rights for the NOXMASTER 's application to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established a publicly held entity, KleenAir Systems (Europe), PLC (KSE), in the United Kingdom transferred this license to it. The Company has received a 30% ownership interest in KSE and is to receive a royalty of 8% of its gross revenue. During 1998, the Company repurchased the rights to the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KSE also entered into an license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This license is for a ten-year, non-exclusive worldwide manufacturing, marketing, and selling license for NOXMASTER devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distri-bution rights for application of the NOXMASTER to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights for application of the NOXMASTER devices in China and India and to school and urban buses. These licenses set out per unit prices and specify minimum annual units for each application once the Company has produced a commer-cially viable device and demonstrates manufacturing capability.


NOTE 7:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2000 and 1999.

                                                  2000        1999
                                                --------   --------
   Office furniture and equipment               $  7,447   $  4,006
   Test vehicle                                    5,000      5,000
   Analysis equipment                             61,036      8,300
                                                --------   --------
   Totals                                         73,483     17,306

        Accumulated depreciation                 (13,001)    (2,491)
                                                --------   --------
   Net Property and Equipment                   $ 60,482   $ 14,815

Depreciation expense totaled $10,510 and $2,346 for 2000 and 1999. The office furniture and equipment and the analysis equipment are being depreciated on a straight-line basis over five years and the test auto is being depreciated on a three-year straight-line basis.


NOTE 8:   COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

During 1995, the Company adopted a Compensatory Stock Benefit Plan (the 1995 Plan) for the furtherance of the Company by allowing the Company the option of compensating officers, directors, consultants, and certain other service providers who render bona fide services to the Company through the award of the Company's free trading common shares. Under the Plan, 33,333 shares were approved by the Board of Directors. Of the shares approved for the Plan, 13,000 shares were issued, 4,667 were committed in agree-ments with officers, and 2,667 were committed to a consultant during 1995. During 1996, 9,667 shares were issued under this plan for directors' fees and officer compensation. These shares have been issued primarily for marketing and promotion services, directors' fees, and facilitation of the purchase of the patent.

The 1995 Plan was terminated with the adoption of a "1996 Consultant and Employee Stock Compensation Plan" (the 1996 Plan). The 1996 Plan autho-rized the issuance of up to 500,000 freely tradable shares. These shares were to be used to further the growth through compensation of officers, directors, consultants, and other service providers. The board was given the authority to increase the number of shares as it deemed advisable and to file any necessary registration statements required for such increases. Under the 1996 Plan, the Company issued 5,333 during 1996, but did not issue any shares under this plan in 1997 or 1998. During 1999, the Company issued 300,000 shares under this plan for consulting services.

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

In July 2000, the Company filed an S-8 registration to register 1,200,000 shares for the compensation under five consulting agreements and reserved 750,000 shares for the future exercise of options under an Employee Stock Option Plan, discussed below. The shares for the consultants were issued in July in order to obtain those services. Subsequent to this filing, the board has issued 550,000 of the shares reserved for the ESOP. Directors/ officers and a key engineering consultant were issued 300,000 of these shares for unpaid services and a consultant who had previously been issued restricted shares for his services requested that he be allowed to exchange those shares for S-8 shares and was allowed to do so under advice of legal counsel.


NOTE 9:   EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan during 2000 and due to the board of directors' actions, only 200,000 shares are available for exercise of such options, should they be granted.


NOTE 10:   STOCKHOLDERS'S EQUITY

During 1986, the Company completed an initial offering of 10,000,000 shares of common stock with net proceeds (after commissions) of $110,233. Between that time and December 31, 1993, it is apparent that there were several stock transactions, reverse splits, and other actions. However, records regarding this period of time are not available. Additionally, no records are available which would allow an analysis of the retained earnings balance prior to 1994. Due to this lack of records, management believes that losses indicated by the negative retained earnings would not yield tax benefits to current operations. Inception-to-date informa-tion required for development stage companies is also unavailable for this period.

In March 1995, the Company's Board approved a measure (ratified at a subsequent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held. In May 1997, the Board approved another reverse split. This time the reverse split was on the basis of one new share for 15 shares held.
In the following discussion, the share amounts have been restated to reflect the 1 for 15 reverse split. In February 2000, the Board approved a 2 for 1 split of shares effective March 20, 2000 in accordance with current marketing and investment advice. All share amounts in the finan-cial statements as well as share amounts presented below have been pre-sented as though all of these changes in stock had occurred prior to the earliest presented information.

In April 1995, the Company issued 933,334 shares of convertible, non-voting preferred stock and 60,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was valued at $3,507,500.

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 24,000 common shares valued at total of $111,875. Directors were issued a total of 4,000 shares valued at $22,500. This stock-based compensation, as well as the transac-tions described below, has been valued as described in Note 8. The Company also issued 27,334 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 was received for 66,814 shares under the Regulation S offering prior to December 31, 1995, with the shares being issued during 1996.

During 1996, the Company issued 24,666 common shares and 13,334 preferred shares primarily to officers and directors pursuant to agreements and directors' resolutions for services rendered. These shares were valued at $201,875. Holders of options also exercised 75,000 options to acquire a like number of common shares during March 1996 by trading amounts owed them by the Company for the exercise price. This action effectively brought $112,500 to the Company through the reduction in payables.

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

During 1998, preferred stockholders exchanged 403,330 shares for a like number of common shares. The Company issued 2,000,000 shares to a finan-cial and public relations consultant for services; 2,000,000 and 800,000 shares to Pollution Control, Inc. for license and cash as discussed at
Note 13; and 100,000 shares to a development consultant. A director was issued 20,000 shares for his services.

During March 1999, the Company issued 600,000 shares under its S-8 plan discussed at Note 8 for investment guidance. These shares were valued at $75,000. Public relations/financial services were obtained during 1999 through the issuance of 508,334 shares valued at $175,079. Analysis and test equipment was acquired in exchange for 33,200 shares valued at $8,300. The Company also issued 146,800 shares for $35,800 cash and exchanged 61,334 common shares for the retirement of a like number of preferred shares.

During 2000, the Company issued 1,400,000 shares to Ecologic, LLC (an affiliate of Extengine, Inc.) for $350,000 under an agreement to provide funds for product testing. The Company issued 300,000 shares valued at $51,000 to officers and directors and key engineering consultant in lieu of cash payments for their services to the Company. Outside consulting services were obtained in exchange for 1,344,266 shares valued at $553,868. (Note 8 regarding 1,200,000 of these shares.) The Company also retired the last of its outstanding preferred shares through their conver-sion to 163,334 common shares. One of the issuance of shares for services included warrants (discussed below). The holders exercised a 14,000 of these warrants for proceeds of $8,750.

As discussed in Note 12, the Company also issued both common and preferred stock for consulting services and employment agreements.

The Company issued options to purchase common shares during 1996. These options arose from various transactions. Among these were 210,000 options granted as incentives for enhanced product development efforts. Other options were granted as incentives to sign service contracts. All options issued were to purchase one share for each option held. There was no market for these options. During 1996, options were exercised to purchase 75,000 shares. Options were reduced by the 1 for 15 reverse split autho-rized by the board of directors. No options were exercised during 1997 or 1998 and at December 31, 1998, all options had expired.

As mentioned above, during 2000, the Company issued warrants in conjunc-tion with a stock issuance. This consisted of 138,000 warrants to buy one restricted share at $0.625 per warrant. These warrants expire November 30, 2001. Of these, 14,000 were exercised during 2000 and 124,000 remain outstanding at December 31, 2000. The Company also issued two warrants to Ecologic. The first warrant which expired January 31, 2001, was for the purchase of 1,000,000 shares at $.25 per share. Ecologic purchased 900,000 shares under this warrant during 2000, leaving a balance of 100,000 which were allowed to expire. The second warrant, which expires January 31, 2002, is to purchase 1,000,000 shares at the greater of $1 or one-half the average thirty-day bid price per share.


NOTE 11:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. All preferred shares outstanding (163,332 at December 31, 1999) were eligible for conversion into common shares. Diluted earnings per share have not been presented because the presenta-tion would prove antidilutive.


NOTE 12:   DEFERRED CONSULTING FEES

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


NOTE 13:   RELATED PARTY TRANSACTIONS

Most of the Company's consultants have historically also been stockholders of the Company. This includes engineering services, marketing and finan-cial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became pre-ferred stockholders. Individuals involved with the previous owner have also continued many of the development and other services which they were previously providing.

Although the Company has no official office, the official address of the Company has been the same as that of its vice-president of engineering until the last quarter of 1999. Management believes that the value of the use of this address is minimal and no expense has been recorded. In the last quarter of 1999, the Company began leasing office and laboratory space from third parties.

See also the discussion of the granting of a license for Europe to the Company's President at Note 6 and the discussion at Note 14 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock which it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 6, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled by the Company's Presi-dent. Pollution Control's voting rights are also held by the Company's President. These transactions effectively transfer control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.

During July 1999, the Board approved the issuance of 420,000 shares of restricted stock to themselves and an engineering consultant for loans provided to the Company during 1999. In October 1999, the Board approved the issuance of 1,000,000 shares to themselves and the consultant in lieu of cash compensation in recognition of services provided to the Company during 1999.

In December 2000, the Board approved the issuance of 300,000 free-trading S-8 shares to themselves and an engineering consultant in lieu of cash payment for services rendered to the Company during 2000.

NOTE 14:   EXTRAORDINARY LOSS ITEM

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). The Company's president was also a significant owner of NDT. The acquisition required the issuance of 40,000 shares of the Company's restricted common stock. In addition, the Company advanced $15,000 to NDT for operations. It was subsequently determined that the Company would not benefit from the attributes of NDT which the Company had anticipated. As a result of this determination, the Company defaulted on its agreement to provide an additional $5,000 to NDT and moved to "undo" the agreement. In "undoing" the agreement, the Company did not receive back the $15,000 or the stock. The value of the shares, the $15,000, NDT audit fees paid by the Company and certain other costs have been reported as an extraordinary item in the Statement of Operations.