Form 10QSB
period 2001-03-31
KLEENAIR SYSTEMS INC
filed 2001-05-15
CIK 789885

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2001


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


                            (949) 574-1600
                     (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   There were 12,579,082 shares of common stock, $0.001 Par Value, outstanding as of March 31, 2001.


Transitional Small Business Disclosure Format (check one); Yes[  ] No[X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

KleenAir Systems, Inc.
Dana Point, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2001, and the related statements of operations, stockholders equity, and cash
flows for the three months ended March 31, 2001 and 2000.   We have also
reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated April 2, 2001, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 11, 2000
                                     2

                           KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS

                                ASSETS

                                                    March 31,     December 31,
                                                      2001           2000
                                                  ----------       ----------
                                                   Unaudited
CURRENT ASSETS:
    Cash                                          $    9,228       $   24,365
    Accounts receivable                               25,000               -
    Accounts receivable-related party                 20,313           55,693
    Prepaid expenses                                 109,862          198,925
                                                  ----------       ----------
                    Total Current Assets             164,403          278,983

PROPERTY AND EQUIPMENT (net)                          58,200           60,482

OTHER ASSETS:
    Patent license                                 3,624,947        3,622,649
                                                  ----------       ----------

    TOTAL ASSETS                                  $3,847,550       $3,962,114
                                                  ==========       ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($73,179 and $67,453 due
      to related parties, respectively)           $   97,926       $  119,151
    Advances from directors                           40,000           40,000
                                                  ----------       ----------
        Total Current Liabilities                    137,926          159,151
                                                  ----------       ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par
      value (10,000,000 shares authorized,
      none outstanding)
    Common stock, $.001 par value (50,000,000
      shares authorized, 12,579,082 and
      12,579,082 outstanding, respectively)           12,579           12,579
    Additional paid-in capital                     6,868,435        6,868,435
    Deficit accumulated during the
      development stage                           (3,171,390)      (3,078,051)
                                                  ----------       ----------
         Total Stockholder's Equity                3,709,624        3,802,963
                                                  ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $3,847.550       $3,962,114
                                                  ==========       ==========


See accompanying accountants' report and selected information.
                                     3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
               For Three Months Ended March 31, 2001 and 2000

                                                                   Cumulative
                                                                  During Devel-
                                                 2001      2000   opment Stage
                                               --------  --------  -----------
REVENUES:
  Sale of product license                      $ 50,000  $     -   $    50,000
  Services                                        3,000        -         3,000
                                               --------  --------  -----------
    Total Revenues                               53,000        -        53,000
                                               --------  --------  -----------

PRODUCT DEVELOPMENT COSTS                        29,968     1,742      492,762
                                               --------  --------  -----------
OPERATING EXPENSES:
  Personnel costs and director fees                  -         -       522,274
  Consultants                                        -      2,500    1,278,360
  Professional fees                               1,207    11,878      202,160
  Office expenses                                    -      1,459       23,714
  Depreciation                                    3,710     1,630       16,711
  Advertising and promotion                      89,063     7,658      241,410
  Loss on cancellation of licensing
    agreements                                       -         -        19,860
  Rent                                            7,500     5,000       40,000
  Other expenses                                 14,940     3,339       90,308
  Unknown sources prior to current ownership         -         -       151,518
                                               --------  --------  -----------
      Total operating expenses                  116,420    33,464    2,586,315
                                               --------  --------  -----------
(LOSS) FROM OPERATIONS                          (93,388)  (35,206)  (3,026,077)

OTHER INCOME AND (EXPENSES):
  Interest income                                    49       375        2,478
  Amortization of discount on receivables            -         -        20,259
                                               --------  --------  -----------
(Loss) Before Extraordinary Item                (93,339)  (34,831)  (3,003,340)

Extraordinary Item:
  Costs of terminated acquisition                    -         -      (168,050)
                                               --------  --------  -----------
Net (Loss)                                     $(93,339) $(34,831) $(3,171,390)
                                               ========  ========  ===========

Basic earnings per share:
  (Loss) Per Share Before Extraordinary Item   $  (0.01) $  (0.00) $     (0.71)
  (Loss) Per Share From Extraordinary Item           -         -         (0.04)
                                               --------  --------  -----------
    Net (Loss) Per Share                       $  (0.01) $  (0.00) $     (0.75)
                                               ========  ========  ===========

Weighted Average Shares Outstanding          12,579,082 9,616,894    4,224,961
                                             ========== =========  ===========

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










See accompanying accountants' report and selected information.
                                     5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -   $        -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   5,207,969          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   5,907,876          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   6,868,435          -    (3,078,051)

Net loss                                   -         -            -           -           -           -       (93,339)
BALANCES, 03/31/01                         -   $     -    12,579,082  $   12,579  $6,868,435   $      -   $(3,171,390)
                                    =========  ========   ==========  ==========  ==========   =========  ===========











See accompanying accountants' report and selected information.
                                     6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
               For Three Months Ended March 31, 2001 and 2000

                                                                    Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------   ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                $ (93,339)  $ (34,831) $(3,171,390)
  Adjustments to reconcile net income/
    (loss) to net cash provided by
    operations:
    Losses prior to current ownership              -           -       151,518
    Depreciation                                3,710       1,630       16,711
    Amortization of:
     Prepaid expenses                          89,063          -       519,408
     Deferred services                             -           -       250,267
    Stock issued for services                      -          668    1,340,082
    Stock issued for extraordinary loss            -           -       140,550
  Changes in operating assets and liabilities:
    Accounts receivable                        10,380          -       (45,314)
    Advances to consultants                        -           -        20,000
    Prepaid expenses                               -           -      (200,800)
    Trade accounts payable                    (21,225)    (16,348)      97,926
    Advances from directors                        -       27,000       40,000
                                            ---------   ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (11,411)    (21,881)    (841,042)
                                            ---------   ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                       (1,428)    (30,056)     (66,609)
  Patent licensing costs                       (2,298)         -       (54,947)
                                            ---------   ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (3,726)    (30,056)    (121,556)
                                            ---------   ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                      -      150,000      969,459
  Additional capital contributions                 -           -         2,367
                                            ---------   ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          -      150,000      971,826
                                            ---------   ---------  -----------

NET INCREASE/(DECREASE) IN CASH               (15,137)     98,063        9,228

CASH AT BEGINNING OF YEAR                      24,365      25,980           -
                                            ---------   ---------  -----------

CASH AT END OF YEAR                         $   9,228  $  124,043  $     9,228
                                            =========   =========  ===========


See accompanying accountants' report and selected information.
                                     7

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
               For Three Months Ended March 31, 2001 and 2000

                                                                    Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------   ---------  -----------
(Continued)

SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
   Interest                                 $      -   $       -   $        -
   Income taxes                                    -           -            -
  Non-cash investing and financing transactions:
   Stock issued for:
    Compensation and directors fees                -           -       648,108
    Services and prepaid services                  -          668    1,164,649
    Equipment                                      -           -         8,300
    Patent licensing                               -           -     3,507,500
    Repurchase of U.S. diesel license              -           -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                -           -       140,550
    Sale of marketing licenses for notes
      receivable                                   -           -     1,736,558






See accompanying accountants' report and selected information.
                                     8

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                               March 31, 2001
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3:   PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2001 and 2000 was $3,710 and $1,630, respectively.

       Office furniture and equipment         $   7,447
       Test vehicle                               5,000
       Analysis equipment                        62,464
                                              ---------
                                                 74,911
           Accumulated depreciation             (16,711)
                                              ---------
       Net property & equipment               $  58,200
                                              =========

NOTE 4:   SALE OF LICENSE

During the first quarter of 2001, the Company sold certain marketing licenses regarding patents to its new carburetor to Ecologic, LLC for $50,000.

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMasterTM technology. The Company owns US Patent # 5,224,346 "Engine NOx Reduction System" issued in 1993, US Patent # 5,609,026 "Engine NOx Reduction" issued in 1997. In 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", US Patent # 5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMasterTM technology and in addition has applied for a patent on a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. A license for this technology has been sold to Ecologic, LLC for China, India and California.

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

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions, changes in environmental regulations, the market for venture capital, etc. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.





                        PART II  - OTHER INFORMATION

Item 5. Market For Common Equity and Other shareholder Matters

Market Information: The trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for the last eight quarters ended March 31, 2001, with any pertinent values having been restated to reflect stock splits, stock dividends, etc. These quotations reflect inter-dealer prices, without retail mark up, markdown or commissions, and may not represent actual transactions.


                                  High            Low
                               ---------        --------
                        1999
          2nd Quarter          $ 0.5625         $ 0.125
          3rd Quarter            1.125            0.3075
          4th Quarter            1.03125          0.4844

                        2000
          1st Quarter          $12.00           $ 1.50
          2nd Quarter            7.75             1.1875
          3rd Quarter            2.1875           0.875
          4th  Quarter           0.9375           0.125

                        2001
          1st Quarter          $ 1.19           $ 0.25

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLEENAIR SYSTEMS, INC.

Date: May 15, 2001                        /s/   LIONEL SIMONS
                                          By: Lionel Simons., President,
                                              Secretary, Principal Accounting
                                              Officer, & Principal Financial
                                              Officer