Form 10QSB
period 2001-06-30
KLEENAIR SYSTEMS INC
filed 2001-08-20
CIK 789885

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2001


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                   Commission file number 33-3362-D


                        KLEENAIR SYSTEMS, INC.
  (Exact name of small business issuer as specified in its charter)


     State of Nevada                                    87-0431043
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification #)


            1370 South Acacia Avenue, Fullerton, CA  92831
               (Address of principal executive offices)


                            (714) 774-3652
                     (Issuer's telephone number)


            828 Production Place, Newport Beach, CA  92663
           (Former address of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   There were 12,579,082 shares of common stock, $0.001 Par Value, outstanding as of June 30, 2001.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


KleenAir Systems, Inc.
Fullerton, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for
the three and six months ended June 30, 2001 and 2000.   We have also
reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through June 30, 2001. These financial statements are the responsibility of the Company's management.

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

August 9, 2001

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS

                                ASSETS

                                                   June 30,       December 31,
                                                     2001             2000
                                                  ----------       ----------
                                                   Unaudited
CURRENT ASSETS:
    Cash                                          $    1,042       $   24,365
    Accounts receivable-related party                 21,914           55,693
    Prepaid expenses                                   8,300          198,925
                                                  ----------       ----------
         Total Current Assets                         31,256          278,983

PROPERTY AND EQUIPMENT (net)                          55,882           60,482

OTHER ASSETS:
    Patent license                                   136,313          130,049
                                                  ----------       ----------

    TOTAL ASSETS                                  $  223,451       $  469,514
                                                  ==========       ==========



                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($78,616 and $67,453 due
         to related parties, respectively)        $   124,953      $  119,151
    Advances from directors                           40,000           40,000
                                                  ----------       ----------
         Total Current Liabilities                   164,953          159,151
                                                  ----------       ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, none outstanding)
 Common stock, $.001 par value (50,000,000 shares
   authorized, 12,579,082 and 12,579,082
   outstanding, respectively)                         12,579           12,579
 Additional paid-in capital                        3,375,835        3,375,835
 Deficit accumulated during the development stage (3,329,916)      (3,078,051)
                                                  ----------       ----------
               Total Stockholder's Equity             58,498          193,367
                                                  ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $  223,451       $  469,514
                                                  ==========       ==========






See accountants' report and selected information.
                                     3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
          For Three and Six Months Ended June 30, 2001 and 2000

                                                                                          Cumulative
                                            Three Months             Six Months           During Devel-
                                         2001       2000          2001       2000         opment Stage
                                      ----------  ----------   ----------  ----------     ------------
REVENUES:
  Sale of product license             $   12,251  $       -    $   62,251  $       -      $     62,251
  Services                                 1,600          -         4,600          -             4,600
                                      ----------  ----------   ----------  ----------     ------------
    Total Revenues                        13,851          -        66,851          -            66,851
                                      ----------  ----------   ----------  ----------     ------------

PRODUCT DEVELOPMENT COSTS                 42,289       8,194       72,257       9,936          535,051
                                      ----------  ----------   ----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees           -           -            -           -           522,274
  Consultants                              4,989      19,500        4,989      22,000        1,283,349
  Professional fees                        7,227      15,760        8,434      27,638          209,387
  Office expenses                            439       1,423          439       2,882           24,153
  Depreciation                             3,768       2,789        7,478       4,419           20,479
  Advertising and promotion               89,847       7,673      178,910      15,331          331,257
  Loss on cancellation of
     licensing agreements                     -           -            -           -            19,860
  Rent                                     6,250      10,000       13,750      15,000           46,250
  Other expenses                          17,580       9,522       32,520      12,861          107,888
  Unknown sources prior to current
     ownership                                -           -            -           -           151,518
                                      ----------  ----------   ----------  ----------     ------------
      Total operating expenses           130,100      66,667      246,520     100,131        2,716,415
                                      ----------  ----------   ----------  ----------     ------------
LOSS FROM OPERATIONS                    (158,538)    (74,861)    (251,926)   (110,067)      (3,184,615)

OTHER INCOME AND (EXPENSES):
 Interest income                              12       1,169           61       1,544            2,490
 Amortization of receivables discount         -           -            -           -            20,259
                                      ----------  ----------   ----------  ----------     ------------
Loss Before Extraordinary Item          (158,526)    (73,692)    (251,865)   (108,523)      (3,161,866)

Extraordinary Item:
  Costs of terminated acquisition             -           -            -           -          (168,050)
                                      ----------  ----------   ----------  ----------     ------------
Net Loss                              $ (158,526) $  (73,692)  $ (251,865) $ (108,523)    $ (3,329,916)
                                      ==========  ==========   ==========  ==========     ============
Basic earnings per share:
 Loss Per Share Before Extraordinary
    Item                              $    (0.01) $    (0.01)  $    (0.02) $    (0.01)    $      (0.69)
 Loss Per Share From Extraordinary
    Item                                      -           -            -           -             (0.04)
                                      ----------  ----------   ----------  ----------     ------------
    Net Loss Per Share                $    (0.01) $    (0.01)  $    (0.02) $    (0.01)    $      (0.73)
                                      ==========  ==========   ==========  ==========     ============

Weighted Average Shares Outstanding   12,579,082  10,282,182   12,579,082   9,949,539        4,545,326
                                      ==========  ==========   ==========  ==========     ============


See accountants' report and selected information.
                                     4

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                           Accumulated
                                                                                  Additional  Unearned    Deficit During
                                     Preferred Stock         Common  Stock         Paid-In     Compen-    Development
                                      Shares    Amount      Shares     Amount      Capital     sation       Stage
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 1/1/95                           -   $     -       74,132  $       74   $ 151,444   $      -    $ (151,518)

Stock issued for cash                      -         -       27,334          27      66,982          -            -
  For adjustment                           -         -          534           1          -           -            -
  For consulting services                  -         -       86,148          86     279,439          -            -
  For professional services                -         -        4,666           5      12,745          -            -
  For purchase of patent rights       933,334       934      60,000          60      13,905          -            -
  For directors' compensation              -         -        4,000           4      22,496          -            -
  For officers' compensation           33,334        33       9,334           9     194,958          -            -
Other contributed capital                  -         -           -           -        2,367          -            -
Options compensation                       -         -           -           -       70,313    (152,016)          -
Net loss                                   -         -           -           -           -           -      (329,289)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 12/31/95                    966,668       967     266,148         266     814,649    (152,016)    (480,807)

Stock issued for services              13,332        13      24,666          25     201,837     (78,750)          -
  For officers' compensation           33,332        33          -           -       15,592     (15,625)          -
  For aborted acquisition                  -         -       40,000          40     140,510          -            -
Exercise of options                        -         -       75,000          75     112,424          -            -
Conversion to common                 (318,666)     (319)    318,666         319          -           -            -
Net Loss                                   -         -           -           -           -      187,346     (716,511)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 12/31/96                    694,666       694     724,480         725   1,285,012     (59,045)  (1,197,318)

Stock issued for cash                      -         -      120,000         120      14,880          -            -
  For officers' compensation           33,334        33          -           -        3,842      (3,875)          -
Conversion to common                 (100,000)      100)    100,000         100          -           -            -
Net loss                                   -         -           -           -           -       37,979      (55,438)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 12/31/97                    628,000       627     944,480         945   1,303,734     (24,941)  (1,252,756)

(Continued on next page)

See accountants' report and selected information.
                                     5

                                      KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -   $        -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Net loss                                   -         -            -           -           -           -      (251,865)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 03/31/01                         -   $     -    12,579,082  $   12,579  $3,375,835   $      -   $(3,329,916)
                                    =========  ========   ==========  ==========  ==========   =========  ===========



See accountants' report and selected information.
                                     6

                          KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
           Increases/(Decreases) in Cash and Cash Equivalents
              For Six Months Ended June 30, 2001 and 2000

                                                                   Cumulative
                                                                 During Devel-
                                               2001      2000     opment Stage
                                            ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(251,865) $(108,523) $(3,171,390)
Adjustments to reconcile net (loss) to
     net cash provided by operations:
     Losses prior to current ownership             -          -       151,518
     Depreciation                               7,478      4,419       16,711
     Amortization of:
       Prepaid expenses                       190,625         -       519,408
       Deferred services                           -          -       250,267
     Stock issued for services                     -       5,426    1,340,082
     Stock issued for extraordinary loss           -          -       140,550
Changes in operating assets and liabilities:
     Accounts receivable                       33,780         -       (45,314)
     Advances to consultants                       -          -        20,000
     Prepaid expenses                              -          -      (200,800)
     Trade accounts payable                     5,802     (4,583)      97,926
     Advances from directors                       -      27,000       40,000
                                            ---------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (14,180)   (76,261)    (841,042)
                                            ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                       (2,879)   (35,193)     (66,609)
  Patent licensing costs                       (6,264)        -       (54,947)
                                            ---------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (9,143)   (35,193)    (121,556)
                                            ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                      -     200,000      969,459
  Additional capital contributions                 -          -         2,367
                                            ---------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          -     200,000      971,826
                                            ---------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH               (23,323)    88,546        9,228

CASH AT BEGINNING OF YEAR                      24,365     25,980           -
                                            ---------  ---------  -----------
CASH AT END OF YEAR                         $   1,042  $ 114,526  $     9,228
                                            =========  =========  ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                               $      -   $       -  $        -
     Income taxes                                  -           -           -
Non-cash investing and financing
  transactions:
  Stock issued for:
     Compensation and directors fees               -           -      648,108
     Services and prepaid services                 -      361,676   1,164,649
     Equipment                                     -           -        8,300
     Patent licensing                              -           -    3,507,500
     Repurchase of U.S. diesel license             -           -       62,500
     Acquisition of National Diversified
       Telecom, Inc.                               -           -      140,550
     Sale of marketing licenses for notes
       receivable                                  -           -    1,736,558

See accountants' report and selected information.
                                     7

                         KLEENAIR SYSTEMS, INC.
                   (A Development Stage Enterprise)
            SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            June 30, 2001
                             (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE 3:   CORRECTION OF AN ACCOUNTING ERROR

Upon review of the Company's financial statements by the SEC, it was determined that the Company had recorded an incorrect value in its original recording in 1995. The Company recorded its patent at $3,500,000. In accordance with the required correction, the patent's originally recorded value is being revised to the par value of the stock $7,000. The correction of the error has resulted in a corresponding reduction of Additional Paid in Capital.


NOTE 4:   PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2001 and 2000 was $3,710 and $1,630, respectively.

       Office furniture and equipment         $   8,898
       Test vehicle                               5,000
       Analysis equipment                        62,464
                                              ---------
                                                 76,362
           Accumulated depreciation             (20,480)
                                              ---------
      Net property & equipment                $  55,882
                                              =========

NOTE 5:   SALE OF LICENSE

During the first quarter of 2001, the Company sold certain marketing licenses regarding patents to its new gasoline carburetor to Extengine, LLC for $50,000. During the second quarter, sold certain marketing licenses to Extengine regarding its new diesel injection management system for $50,000.

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

    The Company has recently moved into new R & D facilities at 1370 S. Acacia Avenue, Fullerton, CA 92831, occupying approximately 4,000 sq. ft. of an 18,000 square foot building in which its associated Companies Extengine Transport Systems and Ecologic Engine Testing Laboratories are establishing an extensive engine and chassis dynomometer auto testing center. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

    The Company successfully concluded the first phase of a testing program in the UK and has applied for funding of the next phase. US testing continues of the NOxMasterTM Diesel Catalytic Converter together with its NOxMasterTM Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources.

    Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

    The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs

    As seen in the accompanying financial statements and the notes thereto, the SEC has commented on an error they perceive in the accounting rule applied to the original recording of the value of patents on the Company's books in 1995. They have requested that our financial statements be restated to remove the valuation of $3,500,000 as an intangible asset. We have complied with this request and have been assured by the SEC that this was an accounting error only and in no way are they alleging any wrongdoing on the part of the Company. The Company believes that this technicality results in a balance sheet that does not represent in any way the true value of the Company's intangible assets and the SEC has agreed that this may well be true.

    In 2000, one of the UK's pre-eminent valuation companies, Valuation Consulting of London, who counts the governments of the UK, US, and Canada among their clients, valued the Company at $165,388,014. This was based on their independent review of the Company's currently issued patents, the state of worldwide emission control legislation requiring NOx and particulate reductions in vehicle and stationary engines, and the ensuing market for patented technology that effectively addresses these issues. The Company is well positioned to take advantage of this burgeoning market. It has unique patents covering ammonia injection that provide it with a protected market opportunity in a technology that the Company believes will be the most cost-effective combined NOx and particulate reduction system.






                    PART II  - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

     Exhibit 23 --  Consent to incorporation by reference

     Reports on Form 8-K --   None



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLEENAIR SYSTEMS, INC.

Date: August 14, 2001                     /s/   LIONEL SIMONS
                                        By: Lionel Simons., President,
                                        Secretary, Principal Accounting
                                        Officer, & Principal Financial Officer