Form 10KSB/A
period 2000-12-31
KLEENAIR SYSTEMS INC
filed 2001-08-28
CIK 789885

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                                                                Amended


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

    As seen in the accompanying financial statements and the notes thereto, the SEC has commented on an error they perceive in the application of an accounting rule applied to the original recording of the value of patents on the Company's books in 1995. They have requested that our financial statements be restated to remove the valuation of $3,500,000 as an intangible asset. We have complied with this request. This change is being made to correct a five year old accounting error only and does not result from any alleged wrongful conduct on the part of the Company. The Company believes that this technicality results in a balance sheet that does not represent in any way the true value of the Company's intangible assets and the SEC has agreed that this may well be true.

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

                                        KLEENAIR SYSTEMS, INC.

Date:  August 24, 2001                      /s/ LIONEL SIMONS
                                        By: Lionel Simons., President,
                                        Secretary, Principal Accounting
                                        Officer, & Principal Financial
                                        Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                        Title              Date
  -------------------------             ----------       ---------------

   /s/ LIONEL SIMONS                     Director         August 24, 2001
  Lionel Simons


   /s/ LESTER BERRIMAN                   Director         August 24, 2001
  Lester Berriman


   /s/ WILLIAM H.  WARD, Jr.             Director         August 24, 2001
  William H. Ward, Jr.

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



/s/ ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

April 2, 2001, except for the matter discussed at Note 3 which is as of
               August 15, 2001.

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS
                      As of December 31, 2000 and 1999



                                ASSETS

                                                       2000            1999
                                                    ----------      ----------
CURRENT ASSETS:
    Cash                                            $   24,365      $   25,980
    Accounts receivable from related party              55,693              -
    Prepaid expenses                                   198,925             800
                                                    ----------      ----------
        Total Current Assets                           278,983          26,780

PROPERTY AND EQUIPMENT (net)                            60,482          14,815

OTHER ASSETS:
    Patent license                                     130,049         118,958
                                                    ----------      ----------
    TOTAL ASSETS                                    $  469,514      $  160,553
                                                    ==========      ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($67,453 and $52,805
      due to related parties, respectively)         $  119,151      $   71,796
    Advances from directors                             40,000          25,000
                                                    ----------      ----------
        Total Current Liabilities                      159,151          96,796
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par
    value (10,000,000 shares authorized,
    none and 163,332 outstanding,
    respectively)                                           -              163
    Common stock, $.001 par value (50,000,000
      shares authorized, 12,579,082 and
      9,357,480 outstanding, respectively)              12,579           9,357
    Additional paid-in capital                       3,375,835       2,415,276
    Deficit accumulated during the
    development stage                               (3,078,051)     (2,361,039)
                                                    ----------      ----------
        Total Stockholder's Equity                     310,363          63,757
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  469,514      $  160,553
                                                    ==========      ==========




The accompanying notes are an integral part of these financial statements.
                                    F-3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                 For Years Ended December 31, 2000 and 1999

                                                                   Cumulative
                                                                  During Devel-
                                             2000        1999      opment Stage
                                          ---------   ----------   -----------
PRODUCT DEVELOPMENT COSTS               $   128,964   $   82,170   $   462,794

OPERATING EXPENSES:
  Personnel costs and director fees          51,000      335,649       522,274
  Consultants                               388,245      298,992     1,278,360
  Professional fees                          48,576       67,527       200,953
  Office expenses                             3,010        1,347        23,714
  Depreciation                               10,510        2,346        13,001
  Advertising and promotion                  17,318        1,581       152,347
  Loss on cancellation of licensing
    agreements                                   -            -         19,860
  Rent                                       27,500        5,000        32,500
  Other expenses                             44,318        8,110        75,368
  Unknown - prior to current ownership           -            -        151,518
                                          ---------   ----------   -----------
      Total operating expenses              590,477      720,552     2,469,895
                                          ---------   ----------   -----------
LOSS FROM OPERATIONS                       (719,441)    (802,722)   (2,932,689)

OTHER INCOME AND (EXPENSES):
  Interest income                             2,429           -          2,429
  Amortization of discount on receivables        -            -         20,259
                                          ---------   ----------   -----------
Loss Before Extraordinary Item             (717,012)    (802,722)   (2,910,001)
Extraordinary Item:
  Costs of terminated acquisition                -            -       (168,050)
                                          ---------   ----------   -----------
Net Loss                                  $(717,012)  $ (802,722)  $(3,078,051)
                                          =========   ==========   ===========
Earnings per Share:
Basic:
Loss Per Share Before Extraordinary
   Item                                   $   (0.07)  $    (0.11)  $     (0.75)
Loss Per Share From Extraordinary Item           -            -          (0.04)
                                          ---------   ----------   -----------
Net Loss Per Share                        $   (0.07)  $    (0.11)  $     (0.79)
                                          =========   ==========   ===========
Weighted Average Shares Outstanding
  Basic                                  11,008,972    7,557,444     3,881,954
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

(Continued on next page)

The accompanying notes are an integral part of these financial statements.
                                     F-5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -   $     -    12,579,082  $   12,579  $3,375,835   $      -   $(3,078,051)
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

                                                                   Cumulative
                                                                 During Devel-
                                              2000       1999     opment Stage
                                           ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                          $(717,012)  $(802,722)  $(3,078,051)
Adjustments to reconcile net (loss) to
  net cash provided by operations:
  Losses prior to current ownership               -           -        151,518
  Depreciation                                10,510       2,346        13,001
  Amortization of:
    Prepaid expenses                         178,125      90,000       430,345
    Deferred services                             -           -        250,267
  Stock issued for services                  248,617     658,515     1,340,082
  Stock issued for extraordinary loss             -           -        140,550
Accounts receivable                          (55,694)         -        (55,694)
Advances to consultants                           -           -         20,000
Prepaid expenses                             (20,000)       (800)     (200,800)
Trade accounts payable                        47,355      31,285       119,151
Advances from directors                       15,000      22,800        40,000
                                           ---------   ---------   -----------
NET CASH USED BY OPERATING ACTIVITIES       (293,099)      1,424      (829,631)
                                           ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                     (56,175)     (7,266)      (65,181)
  Patent licensing costs                     (11,091)     (4,421)      (52,649)
                                           ---------   ---------   -----------
NET CASH USED IN INVESTING ACTIVITIES        (67,266)    (11,687)     (117,830)
                                           ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                358,750      35,800       969,459
  Additional capital contributions                -           -          2,367
                                           ---------   ---------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    358,750      35,800       971,826
                                           ---------   ---------   -----------
NET INCREASE/(DECREASE) IN CASH               (1,615)     25,537        24,365

CASH AT BEGINNING OF YEAR                     25,980         443            -
                                           ---------   ---------   -----------
CASH AT END OF YEAR                        $  24,365   $  25,980   $    24,365
                                           =========   =========   ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                              $      -    $      -  $          -
     Income taxes                                 -           -             -
Non-cash investing and financing transactions:
     Stock issued for:
       Compensation and directors' fees       51,000     410,233       648,108
       Services and prepaid services         553,867     248,582     1,164,649
       Equipment                                  -        8,300         8,300
       Patent licensing                           -           -         14,900
       Repurchase of U.S. diesel license          -           -         62,500
       Acquisition of National Diversified
        Telecom, Inc.                             -           -        140,550
       Sale of marketing licenses for
         notes receivable                         -           -      1,736,558

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


NOTE 3:   CORRECTION OF AN ACCOUNTING ERROR

Upon review of the Company's financial statements, the SEC has determined that the Company recorded an incorrect value for its patent in 1995. The Company recorded the value of its patent at $3,500,000 based on offers to purchase the patent made to the previous owners. However, the SEC requires a very conservative interpretation of the applicable accounting rules with regard to the acquisition of intangible assets when the consideration given is non marketable stock rather than cash. In accordance with the required correction, the patent's originally recorded value is being revised downward from the estimated value of the patent to the par value of the stock issued, i.e. $7,000. The correction of the error has resulted in a corresponding reduction of Additional Paid in Capital.


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


NOTE 5:   PREPAID EXPENSES

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

NOTE 6:   FEDERAL INCOME TAXES

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
                                         ----------
                                         $2,958,724
                                         ==========

The Company has deferred tax assets (no liabilities) at December 31, 2000 and 1999. These assets have arisen from the difference in the depreciation deduction for book and tax purposes, from tax loss carry-forwards, and from the difference between the tax and book bases for the patent acquisition. These deferred tax assets total $1,528,314 and $1,284,530 at December 31, 2000 and 1999, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2000 and 1999. The following table sets forth the reconciling items between income per books and taxable income.

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
                                          =========      =========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from a difference in the tax and book bases for the patent acquisition.


NOTE 7:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

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

In addition to its work toward certification in California, the products are being tested in England for their application to pollution control on diesel taxicabs which are in use there. This testing is being carried on by NOxMaster, Inc., an entity in which the Company owns a small equity interest and has granted a marketing license while retaining a right to royalties as discussed below.

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


NOTE 8:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2000 and 1999.

                                                  2000        1999
                                                --------   --------
   Office furniture and equipment               $  7,447   $  4,006
   Test vehicle                                    5,000      5,000
   Analysis equipment                             61,036      8,300
                                                --------   --------
   Totals                                         73,483     17,306

        Accumulated depreciation                 (13,001)    (2,491)
                                                --------   --------
   Net Property and Equipment                   $ 60,482   $ 14,815
                                                ========   ========

Depreciation expense totaled $10,510 and $2,346 for 2000 and 1999. The office furniture and equipment and the analysis equipment are being depreciated on a straight-line basis over five years and the test auto is being depreciated on a three-year straight-line basis.


NOTE 9:   COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

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


NOTE 10:   EMPLOYEE STOCK OPTION PLAN

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


NOTE 11:   STOCKHOLDERS'S EQUITY

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

In April 1995, the Company issued 933,334 shares of convertible, non-voting preferred stock and 60,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was recorded at the par value of the stock issued, $7,400.

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

As mentioned above, during 2000, the Company issued warrants in conjunc-tion with a stock issuance. This consisted of 138,000 warrants to buy one restricted share at $0.625 per warrant. These warrants expire November 30, 2001. Of these, 14,000 were exercised during 2000 and 124,000 remain outstanding at December 31, 2000. The Company also issued two warrants to Ecologic. The first warrant which expired January 31, 2001, was for the purchase of 1,000,000 shares at $.25 per share. Ecologic purchased 900,000 shares under this warrant during 2000, leaving a balance of 100,000 which were allowed to expire. The second warrant, which expires January 31, 2001, is to purchase 1,000,000 shares at the greater of $1 or one-half the average thirty-day bid price per share.


NOTE 12:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. All preferred shares outstanding (163,332 at December 31, 1999) were eligible for conversion into common shares. Diluted earnings per share have not been presented because the presenta-tion would prove antidilutive.


NOTE 13:   DEFERRED CONSULTING FEES

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


NOTE 14:   RELATED PARTY TRANSACTIONS

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


NOTE 15:   EXTRAORDINARY LOSS ITEM

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