Form 10QSB/A
period 2001-03-31
KLEENAIR SYSTEMS INC
filed 2001-08-28
CIK 789885

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                                                Amended


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

 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 11, 2000, except for the matter discussed at Note 3 which is as of
              August 15, 2001.
                                     2

                           KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS

                                ASSETS

                                                    March 31,     December 31,
                                                      2001           2000
                                                  ----------       ----------
                                                   Unaudited
CURRENT ASSETS:
    Cash                                          $    9,228       $   24,365
    Accounts receivable                               25,000               -
    Accounts receivable-related party                 20,313           55,693
    Prepaid expenses                                 109,862          198,925
                                                  ----------       ----------
                    Total Current Assets             164,403          278,983

PROPERTY AND EQUIPMENT (net)                          58,200           60,482

OTHER ASSETS:
    Patent license                                   132,347          130,049
                                                  ----------       ----------

    TOTAL ASSETS                                  $  354,950       $  469 514
                                                  ==========       ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($73,179 and $67,453 due
      to related parties, respectively)           $   97,926       $  119,151
    Advances from directors                           40,000           40,000
                                                  ----------       ----------
        Total Current Liabilities                    137,926          159,151
                                                  ----------       ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par
      value (10,000,000 shares authorized,
      none outstanding)
    Common stock, $.001 par value (50,000,000
      shares authorized, 12,579,082 and
      12,579,082 outstanding, respectively)           12,579           12,579
    Additional paid-in capital                     3,375,835        3,375,835
    Deficit accumulated during the
      development stage                           (3,171,390)      (3,078,051)
                                                  ----------       ----------
         Total Stockholder's Equity                  217,024          310,363
                                                  ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $  354,950       $  469,514
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

(Continued on next page)

See accompanying accountants' report and selected information.
                                     5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -   $        -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Net loss                                   -         -            -           -           -           -       (93,339)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 06/30/01                         -   $     -    12,579,082  $   12,579  $3,375,835   $      -   $(3,171,390)
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

                                                                    Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------   ---------  -----------
(Continued)

SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
   Interest                                 $      -   $       -   $        -
   Income taxes                                    -           -            -
  Non-cash investing and financing transactions:
   Stock issued for:
    Compensation and directors fees                -           -       648,108
    Services and prepaid services                  -          668    1,164,649
    Equipment                                      -           -         8,300
    Patent licensing                               -           -        14,900
    Repurchase of U.S. diesel license              -           -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                -           -       140,550
    Sale of marketing licenses for notes
      receivable                                   -           -     1,736,558






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

The Company has applied for additional patents related to its NOxMaster(TM) technology and in addition has applied for a patent on a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. A license for this technology has been sold to Ecologic, LLC for China, India and California.

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

                                        KLEENAIR SYSTEMS, INC.

Date: August 25, 2001                   /s/   LIONEL SIMONS
                                        By: Lionel Simons., President,
                                            Secretary, Principal Accounting
                                            Officer, & Principal Financial
                                            Officer