Form 10QSB
period 2001-09-30
KLEENAIR SYSTEMS INC
filed 2001-11-13
CIK 789885

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  [X] Yes   [  ] NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   There were 13,683,682 shares of common stock, $0.001 Par Value, outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

KleenAir Systems, Inc.
Fullerton, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows
for the three and nine months ended September 30, 2001 and 2000.   We have
also reviewed the cumulative statements of operations, stockholders equity and cash flows for the period from January 1, 1995 through September 30, 2001. These financial statements are the responsibility of the Company's management.

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

November 12, 2001
                                     2

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                                September 30,     December 31,
                                                     2001             2000
                                                  ----------       ----------
                                                   Unaudited
CURRENT ASSETS:
    Cash                                          $   13,229       $   24,365
    Accounts receivable                                1,600               -
    Accounts receivable-related party                  9,286           55,693
    Inventory-materials                               22,133               -
    Prepaid expenses                                     800          198,925
                                                  ----------       ----------
       Total Current Assets                           47,048          278,983

PROPERTY AND EQUIPMENT (net)                          52,744           60,482

OTHER ASSETS:
    Patent license                                   136,313          130,049
                                                  ----------       ----------

    TOTAL ASSETS                                  $  236,105       $  469,514
                                                  ==========       ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($72,116 and $67,453 due
         to related parties, respectively)        $  105,145       $  119,151
    Advances from directors                           40,000           40,000
                                                  ----------       ----------
       Total Current Liabilities                     145,145          159,151
                                                  ----------       ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par value
      (10,000,000shares authorized, none
      outstanding)
    Common stock, $.001 par value (50,000,000
      shares authorized, 13,683,682 and
      12,579,082 outstanding,respectively)            13,684           12,579
    Additional paid-in capital                     3,494,264        3,375,835
    Deficit accumulated during the development
      stage                                       (3,416,988)      (3,078,051)
                                                  ----------       ----------
       Total Stockholder's Equity                     90,960          310,363
                                                  ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $  236,105       $  469,514
                                                  ==========       ==========


See accompanying selected information and accountants' report.
                                     3

                         KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
       For Three and Nine Months Ended September 30, 2001 and 2000

                                                                                          Cumulative
                                            Three Months            Nine Months           During Devel-
                                         2001        2000         2001        2000        opment Stage
                                      ----------  ----------   ----------  ----------     ------------
REVENUES:
  Sale of product license             $   51,650  $       -    $  113,901  $       -      $    113,901
  Services                                    -           -         4,600          -             4,600
                                      ----------  ----------   ----------  ----------     ------------
    Total Revenues                        51,650          -       118,501          -           118,501
                                      ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS                 57,060      42,739      129,317      52,675          592,111
                                      ----------  ----------   ----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees       59,188          -        59,188          -           581,462
  Consultants                              7,435      27,445       12,424      49,445        1,290,784
  Professional fees                        5,154      16,335       13,588      43,973          214,541
  Office expenses                            282       1,511          721       4,393           24,435
  Depreciation and amortization            3,889      92,394       11,367      96,813           24,368
  Advertising and promotion                  795         975      179,705      16,306          332,052
  Loss on cancellation of
     licensing agreements                     -           -            -           -            19,860
  Rent                                     3,750       7,500       17,500      22,500           50,000
  Other expenses                           1,177       7,673       33,697      20,534          109,065
  Unknown sources prior to current
     ownership                                -           -            -           -           151,518
                                      ----------  ----------   ----------  ----------     ------------
      Total operating expenses            81,670     153,833      328,190     253,964        2,798,085
                                      ----------  ----------   ----------  ----------     ------------
LOSS FROM OPERATIONS                     (87,080)   (196,572)    (339,006)   (306,639)      (3,271,695)

OTHER INCOME AND (EXPENSES):
  Interest income                              8         705           69       2,249            2,498
  Amortization of discount on
     receivables                              -           -            -           -            20,259
                                      ----------  ----------   ----------  ----------     ------------
Loss Before Extraordinary Item           (87,072)   (195,867)    (338,937)   (304,390)      (3,248,938)

Extraordinary Item:
  Costs of terminated acquisition             -           -            -           -          (168,050)
                                      ----------  ----------   ----------  ----------     ------------
Net Loss                              $  (87,072) $ (195,867)  $ (338,937) $ (304,390)    $ (3,416,988)
                                      ==========  ==========   ==========  ==========     ============
Basic earnings per share:
  Loss Per Share Before Extraordinary
     Item                             $    (0.01) $    (0.02)  $    (0.03) $    (0.03)    $    (0.67)
  Loss Per Share From Extraordinary
     Item                                     -           -            -           -           (0.03)
                                      ----------  ----------   ----------  ----------     ------------
    Net Loss Per Share                $    (0.01) $    (0.02)  $    (0.03) $    (0.03)    $    (0.70)
                                      ==========  ==========   ==========  ==========     ============
Weighted Average Shares Outstanding   12,995,502  11,797,236   12,719,414  10,609,886      4,860,708
                                      ==========  ==========   ==========  ==========     ============

See accompanying selected information and accountants' report.
                                      4

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

(Continued on next page)


See Accountants' report and selected information.
                                     5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned   Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -   $        -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       180,000         180      17,820          -            -
  For services                             -         -       274,600         275      42,071          -            -
  To officers and directors                -         -       650,000         650      58,538          -            -
Net loss                                   -         -            -           -           -           -      (338,937)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 09/30/01                         -   $     -    13,683,682  $   13,684  $3,494,264   $      -   $(3,416,988)
                                    =========  ========   ==========  ==========  ==========   =========  ===========


See Accountants' report and accompanying selected information.
                                     6

                           KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
           Increases/(Decreases) in Cash and Cash Equivalents
           For Nine Months Ended September 30, 2001 and 2000

                                                                    Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------   ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $(338,937)  $(304,390) $(3,416,988)
  Adjustments to reconcile net income/(loss)
    to net cash provided by operations:
    Losses prior to current ownership              -           -       151,518
    Depreciation                               11,367       7,749       24,368
    Amortization of:
      Prepaid expenses                        198,125      89,063      628,470
      Deferred services                            -           -       250,267
    Stock issued for services                 101,534       5,426    1,441,616
    Stock issued for extraordinary loss            -           -       140,550
  Changes in operating assets and liabilites:
    Accounts receivable                        44,807          -       (10,887)
    Inventory                                 (22,133)         -       (22,133)
    Advances to consultants                        -           -        20,000
    Prepaid expenses                               -      (15,000)    (200,800)
    Trade accounts payable                    (14,006)        491      105,145
    Advances from directors                        -       15,000       40,000
                                            ---------   ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (19,243)   (201,661)    (848,874)
                                            ---------   ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                       (3,629)    (48,649)     (68,810)
  Patent licensing costs                       (6,264)         -       (58,913)
                                            ---------   ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (9,893)    (48,649)    (127,723)
                                            ---------   ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                  18,000     283,750      987,459
  Additional capital contributions                 -           -         2,367
                                            ---------   ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      18,000     283,750      989,826
                                            ---------   ---------  -----------
NET INCREASE/(DECREASE) IN CASH               (11,136)     33,440       13,229

CASH AT BEGINNING OF PERIOD                    24,365      25,980           -
                                            ---------   ---------  -----------
CASH AT END OF PERIOD                       $  13,229   $  59,420  $    13,229
                                            =========   =========  ===========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
   Interest                                 $      -   $       -   $        -
   Income taxes                                    -           -            -
  Non-cash investing and financing transactions:
   Stock issued for:
    Compensation and directors fees            59,188          -       707,296
    Services and prepaid services              42,346     361,676    1,206,995
    Equipment                                      -           -         8,300
    Patent licensing                               -           -     3,507,500
    Repurchase of U.S. diesel license              -           -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                -           -       140,550
    Sale of marketing licenses for
      notes receivable                             -           -     1,736,558

See Accountants' report and accompanying selected information.
                                     7

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
               SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                             September 30, 2001
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE 3:   CORRECTION OF AN ACCOUNTING ERROR

Upon review of the Company's financial statements, the SEC determined that the Company had recorded an incorrect value for its patent in 1995. The Company recorded the value of its patent at $3,500,000 based on offers to purchase the patent made to the previous owners. However, the SEC follows a very conservative interpretation of the applicable accounting rules with regard to the acquisition of intangible assets when the consideration given is non marketable stock rather than cash. In accordance with the required correction, the patent's originally recorded value was revised downward from the estimated value of the patent to the par value of the stock issued, i.e. $7,000. The correction of the error resulted in a corresponding reduction of Additional Paid in Capital in the earliest period presented.


NOTE 4:   PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, a test automobile, and office equipment and furniture as presented in the following table. Depreciation expense for the third quarter of 2001 and 2000 totals $3,889 and $3,331.
The totals for the nine months ended September 30, 2001 and 2000 are $11,367 and $7,750, respectively.

       Office furniture and equipment         $   8,898
       Test vehicle                               5,750
       Analysis equipment                        62,464
                                              ---------
                                                 77,112
           Accumulated depreciation             (24,368)
                                              ---------
       Net property & equipment               $  52,744
                                              =========

NOTE 5:   SALE OF LICENSE

During the first quarter of 2001, the Company sold certain marketing licenses regarding patents to its new gasoline carburetor to Extengine, LLC for $50,000. During the second quarter, sold certain marketing licenses to Extengine regarding its new diesel injection management system for $50,000.


NOTE 6:   STOCK TRANSACTIONS

During the third quarter of 2001, the Company has entered into contracts which acquire technical and financial services in exchange for stock registered under a S-8 registration. A total of 24,600 shares valued at $7,300 were issued under these contracts. Another 50,000 restricted shares were issued to pay for technical services billed at $16,834. The Company issued 200,000 shares to a long-time key consultant and co-founder of the Company in lieu of cash consideration. Directors were issued 650,000 restricted shares for the unpaid services that they provide to the Company.


NOTE 7:   SUBSEQUENT EVENTS

In November 2001, the Company filed a registration statement on Form S-8 to register 2,200,000 shares to be used to compensate employees and consultants providing services to the Company.

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

In April, 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device designed to neutralize nitrogen oxide automobile emissions from a separate company which was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name KleenAir Systems, Inc., and changed to its current name.

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMasterTM technology. The Company owns US Patent # 5,224,346 Engine NOx Reduction System issued in 1993, US Patent # 5,609,026 Engine NOx Reduction issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, US Patent # 5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMasterTM technology and in addition has applied for a patent on a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. A license for this technology has been sold to Ecologic, LLC for China, India and California.

The Company has recently moved into new R & D facilities at 1370 S. Acacia Avenue, Fullerton, CA 92831, occupying approximately 4,000 sq. ft. of an 18,000 square foot building in which its associated companies, Extengine Transport Systems and Ecologic Engine Testing Laboratories, are establishing an extensive engine and chassis dynomometer auto testing center. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continues to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements.

The Company successfully concluded the first phase of a testing program in the UK and has been awarded a significant grant to complete the final phase of its London Taxi Program. This will be a six-month in-service test for several vehicles starting January 2002. During the 4th quarter test systems will be installed on several vehicles of a UK Local Authority. Patent awards have now been confirmed for several European countries including the UK, Germany, France, Italy, Spain and Sweden.

US testing of the NOxMasterTM Diesel Catalytic Converter, together with its NOxMasterTM Ammonia Injection System, continues to present an integrated system for the elimination of emissions from diesel powered mobile sources.

The Company has applied for an EO certification from the California Air Resources Board (CARB) that will enable it to commence sales of its products in California. It is preparing to meet CARB Retrofit Verification requirements for heavy-duty vehicles

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

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


                    PART II  - OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds

  Issuance of Unregistered Shares

  During the quarter ended September 30, 2001, the Company sold securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

  1. On July 13, 2001, 100,000 restricted shares of common stock were issued to Pollution Control, Inc. in exchange for cash of $10,000. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

  2. On August 28, 2001, a total of 850,000 restricted shares of common stock valued at $77,400 were granted to a key consultant three directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

  3. On September 10, 2001, at total of 80,000 restricted shares of common stock were issued to Pollution Control, Inc. in exchange for cash of $8,000. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

  4. On September 30, 2001, a total of 50,000 restricted shares of common stock valued at $16,784.37 were issued to a consultant in exchange for technical services rendered to the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

  The facts relied on to make the exemption from registration provided by
  Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in above were: (1) the limited number of purchasers;
  (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.


Item 6: Exhibits and Reports on Form 8-K

  Exhibit 23           --  Consent to incorporation by reference

  Reports on Form 8-K  --   None


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KLEENAIR SYSTEMS, INC.

Date:  November 13, 2001                   By:   /s/ LIONEL SIMONS
                                           Lionel Simons., President,
                                           Secretary,
                                           Principal Accounting Officer,
                                           & Principal Financial Officer