Form 10KSB
period 2001-12-31
KLEENAIR SYSTEMS INC
filed 2002-04-15
CIK 789885

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                  1934


              For the fiscal year ended December 31, 2001

                   Commission file number: 33-3362-D

                         KLEENAIR SYSTEMS, INC
             (Name of small business issuer in its charter)


     State of Nevada                                         87-0431043
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification #)


   1711 Langley Avenuem, Irvine CA                           92714
  (Address of principal executive offices)                  (Zip code)

              Issuer's telephone number:   (949) 955-3492


Securities registered under Section 12 (g) of the Exchange Act:

                         Common stock, no par value

Check whether the issuer  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The issuer's revenues for its most recent fiscal year were $123,788


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2001, was $15,146,298 based on the closing stock price on that date. The number of shares outstanding of the registrant's common stock on March 28, 2001, was 16,427,169 shares.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                   PART I


Item 1.   Description of Business

    The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. In 1986,the Company filed an S-18 and registered certain stock From 1989 through 1993, the Company underwent a series of name changes in order to explore various business opportunities. However, none of the business opportunities was successfully completed.

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

    The Company received a grant from the UK Energy Savings Trust to test its system as a retrofit for London taxicabs. Such tests commenced in England at the Millbrook Proving Grounds in November 2000 and are continued through the second quarter of 2001. That demonstration proved successful, then the Company received for a further grant from the Energy Savings Trust to equip multiple in-service taxicabs for on-road and in-use demonstration of the system, particularly with regard to safety issues concerning the on-board use of ammonia as a reductant. That [program is now underway and the in-field testing is scheduled to continue through the summer of 2002. There are approximately 40,000 such taxicabs in service and that represents the potential market opportunity should the system be endorsed as the preferred retrofit product. The same system can then be adapted as a retrofit and OEM product for the general diesel-powered passenger automotive market which represents approximately 30% of the registered and new vehicle market in Europe.

    In November, 2000, the Company applied for US, China and PCT patent coverage on a new emission control device, its Sonic Flow CarburetorTM, designed to improve operating performance and reduce emissions on small gasoline engines such as motorcycles, snowmobiles, lawnmowers and small standby power generators. A License Agreement was entered into with Extengine Transport Systems, Inc for China, India and Urban Buses.

    In order to conserve operating capital, the Company has one paid full-time Employee and 4 paid part-time employees. It has retained the services of its management, officers and certain consultants through the issuance of restricted Section 144 common stock. This includes the services of investment banking and financial consultants Mission Securities, Inc. who have provided advice with regard to the Company's investor relations and business plan development.

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

    As yet the Company has not begun distribution of its products and does not expect to begin doing so until some time in latter part of 2002.

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

    In order to sell the Company's products in California an Executive Order is required from the State of California. The Company needs to demonstrate that its products do not increase the level of exhaust emissions. The Company has been notified that an Executive Order has been approved

    While the Company anticipates applying for and receiving an Executive Order, failure to do so would have a significant impact on its business in the State of California.

    During 2001 development expenses were $241,904 and during 2000 they were $128,964.

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


Item 2.   Description of Property

    During 2000, the Company moved into new 18,000 square foot premises leased by its licensee Extengine Transport Systems' affiliate, Ecologic Testing Laboratories, occupying approximately 2,000 sq. ft. The Company also acquired appropriate computers and test equipment to advance its development and testing activity and acquired a diesel vehicle for testing its products. In addition, the Company continued to use the CARB approved testing facilities of California Environmental Engineering of Santa Ana, CA for state testing requirements. The new Ecologic Testing Laboratories will be utilized upon CARB certification.

    The Company plans to move into 10,000 square foot R & D facilities in the 2nd quarter of 2002.

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



                              PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

    Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 2000 and 2001 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                     High             Low
                                   --------         -------
          2000
               1st Quarter         $12.00           $1.50
               2nd Quarter           7.75            1.1875
               3rd Quarter           2.1875          0.875
               4th  Quarter          0.9375          0.125

          2001
               1st Quarter          $1.19           $0.22
               2nd Quarter           0.85            0.45
               3rd Quarter           0.75            0.17
               4th Quarter           1.40            0.16

    Shareholders:   At December 31, 2001 there were 447 shareholders of
record with an additional 67 shareholders registered with firms reporting to the Depository Trust Company.

Dividends:  No dividends have been paid in the last two fiscal years.

Item 6.   Management's Discussion and Plan of Operation.

    In addition to the original US Patent # 5,224,346 acquired in April of 1995, US Patent # 5,609,026 "Engine NOx Reduction" was issued in 1997 after successfully overturning a challenge in Patent Court. International patent rights have been granted for these patents and have been issued for Europe (patent # 5 638 139 covering Germany, France and the UK) and international coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries. On November 30th, 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", US Patent # 5,992,141. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial exploitation and licensing potential. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. No value has been capitalized on the books for the second and third patents.

    Two additional patents were applied for during 2001 that improve the NOxMaster device in specific relation to its reduction of particulates. The Company believes that a system that reduces particulates as well oxides of nitrogen meets the two major sources of mobile source pollution of greatest concern to he mandating authorities such as the EPA and CARB.

    The Company commenced testing on its Sonic Flow Carburetor with a patent applied for. This device significantly improves fuel-burning efficiency and reduces emissions on gasoline engines by effectively atomizing the fuel into very fine particles for an even and homogenous distribution throughout the engine cylinders. A similar concept is employed in the Company's new duel fuel injector on which a patent has also been applied for. This device is designed to improve operating efficiency and reduce emissions on diesel engines by using regular diesel fuel to commence fuel combustion and then switch to atomized fuel. These new products are the result of following through on the Company's mission to develop technologies that significantly reduce polluting emissions and improve operating efficiencies.

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

    As of this filing, the NOxMaster(TM) Diesel Catalytic Converter has completed road trials and is now expected to be available for production and delivery during the third quarter of the year 2002 to potential overseas customers. This product can also be distributed in states other than California where an Executive Order (EO) is required before distribution can commence. The Company is planning a Beta Test and Evaluation program with major fleet operators in Southern California who are required to submit pollution control plans to the Southern California Air Quality Management District (SCQMD). Ecologic Testing Laboratories of Fullerton, California has been certified by the California AirResources Board (CARB) and is the Company's laboratory of choice for the continued testing of the product.

    The Company applied for an Executive Order (EO) from the California Air Resources Board in September 2001 and has been notified that the EO has been approved.

    The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. Once the production prototype is finalized the Company will request formal testing by the CARB to validate the finding of CEE and thereby certifying that the device does in fact reduce NOx in significant amounts to qualify for emission credits.

    Emission Credits.   The emphasis will be on NOx reduction products,
thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits, published by the California Environmental Protection Agency, Air Resources Boards and Mobile Source Emission Reduction Credits were approved by the ARB on February 19, 1993.

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

    On December 29th, 1999 the Company signed a Letter of Intent with Extengine Transport Systems, LLC regarding the awarding of licenses for commercial exploitation of the Company's technology in China, India, California and the US Urban and School Bus markets. This was subsequently followed by completion of Licensing Agreements, the exclusive terms of which, if fulfilled, would represent significant income to the Company over the succeeding 10 years. As part of the Agreement, Extengine Transport Systems LLC has invested funds in the Company to cover the costs of Research and Development to fulfill contracts requiring the demonstration of NOx reduction capability with regard to a number of engines supplied by major Chinese automotive companies. Discussions have also been held with various California Transportation Authorities with regard to the testing of the Company's products on its buses as part of the Extengine drive to exploit the Company's technologies in the Urban Bus market.

    The Company is planning to move into a 10,000 square foot Research and Development facility in Irvine, California the second quarter of 2002 where it will expand its R & D dynomometer testing capabilities and broaden the range of engine types and sizes for which it can customize its products.

    The Company is planning to apply for EPA and CARB Retrofit Verification in the first and second quarters of 2002 in line with new protocols for Selective Catalytic Reduction (SCR) being finalized by those agencies. These verifications are necessary to permit sale of the Company's NOxMaster system nationwide and to qualify its customers for emission credits.

    The NOxMaster has now been installed and is in service on a number of London Taxicabs where they are undergoing field tests through the summer of 2002. Systems have also been installed on a London Borough 16 passenger Mercedes Sprinter bus and a waste collection truck.


Item 7.    Financial Statements

    See the Index to Financial Statements on page F-1 immediately following the signature page of this Form 10-KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

       None



                                PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance With Section 16(a) of the Exchange Act

      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------
Lester Berriman      77   Director/ VP-Research     2 years    April 1995

Lionel Simons        67    Director/President/
                           Secretary/Treasurer      2 years     Dec. 1995

William H. Ward, Jr  62    Director/Consultant      2 years     Nov. 1996

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


Item 10.    Executive Compensation

    Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 2001the Company awarded the following non-cash stock compensation for services rendered:

      (a) SUMMARY COMPENSATION TABLE

                     Annual Compensation

   Names and                   Salary/          Other Annual    Market
Principle Position      Year     Fee    Bonus   Compensation    Value
---------------------   ----   ------   -----  --------------  --------
Lionel Simons           2001     -0-     -0-   300,000 shares  $ 27,720
President/Secretary

Lester Berriman         2001     -0 -    -0-   300,000 shares  $ 27,720
Chairman/ VP-Research

William H. Ward, Jr.    2001     -0-     -0-    50,000 shares  $  4,620 (1)
Director/Consultant

John Zabsky d.b.a.
 John Z Co.             2001    24,000   -0-   200,000 shares  $ 18,480 (1)
Consultant

(1) Compensation is provided to Mr. Ward and Mr. Zabsky as outside consultants.
(2) All shares presented are common shares.

      (b) OPTION/STOCK APPRECIATION RIGHTS

    No stock options were granted during 2001 or free standing SARs to executive officers of the Company.

      (c) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

    There was no exercise during 2001 of stock options and free standing SARs by executive officers of the Company.

      (d) LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

    The Company did not make any long-term incentive plan awards to any executive officer in 2001.


      (e) COMPENSATION OF DIRECTORS

    No Directors of the Company received cash compensation for their services as Director during 2001.

      (f) EMPLOYMENT CONTRACTS

    The Company has no employment contracts.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

    Title of     Name and Address of         Shares of            Percent
     Class        Beneficial Owner           Record (1)           of Class
    --------   ----------------------      ------------          --------
    Common     Pollution Control Inc.        4,993,877             32.45%
               328 Bay street
               Nassau, Bahamas

    Common     Lionel Simons,                  414,808 (2)(3)       2.70%
               President/Director
               36 Corniche Drive, Suite E
               Dana Point, CA 92629

    Common     Lester Berriman               1,012,048              6.58%
               18871 Portofino Drive
               Irvine, CA 92715

    Common     William H. Ward, Jr.            540,000              3.51%
               273 Hanover Drive
               Costa Mesa, CA 92626

    Common     All officers and directors
               as a group:                   6,960,733 (4)         45.20%

5% Holder
    Common      Extengine Transport Systems    400,000
                Ecologic LLC                 1,080,000              9.60%

    (1) All shares presented are common shares. No preferred shares were held by members of Management at December 31, 2001.

    (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
    (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.
    (4) Due to the controlling interest in Pollution Control, Inc. held by Lionel Simons, shares held by Pollution Control have been attributed to him for purposes of this total.


Item 12.    Certain Relationships and Related Transactions

    Lionel Simons, President of KleenAir Systems, Inc. is also President of, and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control, which permits him to vote on its behalf.

    See also the discussion of related party transactions presented at Note 14 to the financial statements.


Item 13.    Exhibits and Reports on Form 8-K

        None

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLEENAIR SYSTEMS, INC.

Date:  April 12, 2000                  _/s/ LIONEL SIMONS_
                                      By: Lionel Simons., President,
                                      Secretary, Principal Accounting
                                      Officer, & Principal Financial
                                      Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title              Date
------------------------               --------         --------------

 /s/ LIONEL SIMONS                     Director         April 12, 2001
Lionel Simons


 /s/ LESTER BERRIMAN                   Director         April 12, 2001
Lester Berriman


 /s/ WILLIAM H.  WARD, Jr.             Director         April 12, 2001
William H. Ward, Jr.
                                     11


                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)




                       INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----
      Report of Independent Certified Public Accountants  .  .  .  .  F-2

      Balance Sheets as of December 31, 2001 and 2000  .  .  .  .  .  F-3

      Statements of Operations for the years ended
                December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  F-4

      Statement of Stockholders' Equity for the years ended
                December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  F-5

      Statements of Cash Flows for the years ended
                December 31, 2001 and 2000 .  .  .  .  .  .  .  .  .  F-7

      Notes to Financial Statements  .  .  .  .  .  .  .  .  .  .  .  F-8











                                    F-1






             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
KleenAir Systems, Inc.
Dana Point, California


We have audited the accompanying balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years
then ended.   We have also audited the cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years and cumulative period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has no significant operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

April 9, 2002






                                    F-2

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS
                      As of December 31, 2001 and 2000


                                ASSETS

                                                       2001           2000
                                                    ----------      ----------
CURRENT ASSETS:
  Cash                                              $   33,479      $   24,365
  Accounts receivable                                    1,600              -
  Accounts receivable from related party                    -           55,693
  Prepaid expenses                                     119,862         198,925
                                                    ----------      ----------
    Total Current Assets                               154,941        278,983

PROPERTY AND EQUIPMENT (net)                            55,237         60,482

OTHER ASSETS:
  Patent license                                       152,781         130,049
                                                    ----------      ----------
    TOTAL ASSETS                                    $  362,959      $  469,514
                                                    ==========      ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ($74,899 and $67,453 due to
    related parties, respectively)                  $   95,931      $ 119,151
  Advances from directors                               95,850          40,000
                                                    ----------      ----------
     Total Current Liabilities                         191,781        159,151
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, 0 outstanding)           -               -
  Common stock, $.001 par value (50,000,000
    shares authorized, 15,391,069 and
    12,579,082 outstanding, respectively)               15,391          12,579
  Additional paid-in capital                         3,857,649       3,375,835
  Deficit accumulated during the development stage  (3,701,862)     (3,078,051)
                                                    ----------      ----------
    Total Stockholder's Equity                         171,178         310,363
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  362,959      $  469,514
                                                    ==========      ==========







The accompanying notes are an integral part of these financial statements.
                                    F-3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                 For Years Ended December 31, 2001 and 2000

                                                                   Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------  ----------  -----------

REVENUES                                    $ 123,788  $       -   $   123,788

PRODUCT DEVELOPMENT COSTS                     241,904     128,964      704,698

OPERATING EXPENSES:
  Personnel costs and director fees            60,328      51,000      582,602
  Consultants                                 326,385     388,245    1,604,745
  Professional fees                            32,462      48,576      233,415
  Office expenses                               1,911       3,010       25,625
  Depreciation                                 15,250      10,510       28,251
  Advertising and promotion                     1,865      17,318      154,212
  Loss on cancellation of licensing
    agreements                                     -           -        19,860
  Rent                                         18,750      27,500       51,250
  Other expenses                               48,815      44,318      124,183
  Unknown sources prior to current
    ownership                                      -           -       151,518
                                            ---------  ----------  -----------
    Total operating expenses                  505,766     590,477    2,975,661
                                            ---------  ----------  -----------
(LOSS) FROM OPERATIONS                       (623,882)   (719,441)  (3,556,571)

OTHER INCOME AND (EXPENSES):
  Interest income                                  71       2,429        2,500
  Amortization of discount on receivables          -           -        20,259
                                            ---------  ----------  -----------
(Loss) Before Extraordinary Item             (623,811)   (717,012)  (3,533,812)

Extraordinary Item:
  Costs of terminated acquisition                  -           -      (168,050)
                                            ---------  ----------  -----------
Net (Loss)                                  $(623,811) $ (717,012) $(3,701,862)
                                            =========  ==========  ===========
Earnings per Share:
Basic:
(Loss) Per Share Before Extraordinary Item  $   (0.05) $    (0.07) $     (0.68)
  (Loss) Per Share From Extraordinary Item         -           -         (0.03)
                                            ---------  ----------  -----------
Net (Loss) Per Share                        $   (0.05) $    (0.07) $     (0.71)
                                            =========  ==========  ===========

Weighted Average Shares Outstanding
  Basic                                    13,372,112  11,008,972    5,236,629
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


(Continued on next page)



The accompanying notes are an integral part of these financial statements.
                                     F-5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)

                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       195,000         195     104,805          -            -
  For services                             -         -     1,749,487       1,749     293,087          -            -
  To officers and directors                -         -       850,000         850      77,690          -            -
  For rent                                 -         -        17,500          18       6,232          -            -
Net loss                                   -         -            -           -           -           -      (623,811)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/01                         -   $     -    15,391,069  $   15,391  $3,857,649   $      -   $(3,701,862)
                                    =========  ========   ==========  ==========  ==========   =========  ===========




The accompanying notes are an integral part of these financial statements.
                                     F-6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             Increases/(Decreases) in Cash and Cash Equivalents
                 For Years Ended December 31, 2001 and 2000

                                                                   Cumulative
                                                                  During Devel-
                                               2001       2000     opment Stage
                                            ---------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                $(623,811) $(717,012)  $(3,701,862)
  Adjustments to reconcile net (loss) to
    net cash provided by operations:
    Losses prior to current ownership              -           -       151,518
    Depreciation                               15,250      10,510       28,251
    Amortization of:
      Prepaid expenses                        237,813     178,125      668,158
      Deferred services                            -           -       250,267
    Stock issued for services                 220,876     248,617    1,560,958
    Stock issued for extraordinary loss            -           -       140,550
  Accounts receivable                          54,094     (55,694)      (1,600)
  Advances to consultants                          -           -        20,000
  Prepaid expenses                                 -      (20,000)    (200,800)
  Trade accounts payable                      (23,220)     47,355       95,931
                                            ---------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES        (118,998)   (308,099)    (988,629)
                                            ---------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (10,006)    (56,175)     (75,187)
  Patent licensing costs                      (22,732)    (11,091)     (75,381)
                                            ---------  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (32,738)    (67,266)    (150,568)
                                            ---------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                 105,000     358,750    1,074,459
  Additional capital contributions                 -           -         2,367
  Advances from directors                      55,850      15,000       95,850
                                            ---------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     160,850     373,750    1,172,676
                                            ---------  ----------  -----------
NET INCREASE/(DECREASE) IN CASH                 9,114      (1,615)      33,479

CASH AT BEGINNING OF YEAR                      24,365      25,980           -
                                            ---------  ----------  -----------
CASH AT END OF YEAR                         $  33,479  $   24,365  $    33,479
                                            =========  ==========  ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
  Interest                                  $      -   $       -   $        -
  Income taxes                                     -           -            -
Non-cash investing and financing transactions:
  Stock issued for:
   Compensation and directors' fees            78,540      51,000      726,648
   Services and prepaid services              301,086     553,867    1,465,735
   Equipment                                       -           -         8,300
   Patent licensing                                -           -        14,900
   Repurchase of U.S. diesel license               -           -        62,500
   Acquisition of National Diversified
    Telecom, Inc.                                  -           -       140,550
   Sale of marketing licenses for notes
    receivable                                     -           -     1,736,558

The accompanying notes are an integral part of these financial statements.
                                     F-6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                         December 31, 2001 and 2000


DESCRIPTION OF BUSINESS

KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. The Company has had various names during its existence as various endeavors were attempted. None of these actually became fruitful. The Company was most recently known as Investment & Consulting International, Inc. until April 1995. At that time, the Company purchased a patent for a proprietary device shown to be capable of neutralizing the environmental impact of nitrous oxide from the emissions from automobile exhaust without significant modification to the vehicle. This device is known as the "NOxMASTER ". Soon after the acquisition of this patent and the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform with generally accepted accounting principles. Policies that materially affect the determination of financial position, cash flows, and results of operations are summarized as follows:

Development stage reporting -- Generally accepted accounting principles call for certain presentations of cumulative financial statement information from inception to the date of the financial statements. Since the Company restarted its operations (from a position of inactivity) in April 1995, these statements present information from the inception of its development stage.

Patent License -- The Company purchased the rights to a patent and developed others as discussed at Note 6 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and will be amortized once the Company commences sales of the product. Amortization will be charged on a straight-line basis over seven years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization will begin when sales of the device are initiated.

Property and Equipment -- Property and equipment are carried at depreciated cost. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment is depreciated over the estimated useful lives of the related asset. Depreciation is computed on the straight-line method for financial reporting purposes and on the applicable Modified Accelerated Cost Recovery System method for income tax purposes. In addition, tax depreciation includes the benefits of first year expensing under Internal Revenue Code Section 179 whenever it is advantageous to the Company make this election.

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


NOTE 2:   GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues nor disposable assets to fund completion of its develop ment program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to loan money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely.

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


NOTE 3:   CORRECTION OF AN ACCOUNTING ERROR

Upon review of the Company's financial statements during 2001, the Securities Exchange Commission deter mined that the Company had recorded an incorrect value for its patent in 1995. The Company had recorded the value of its patent at $3,500,000 based on offers to purchase the patent made to the previous owners. However, the SEC requires a very conservative interpretation of the applicable accounting rules with regard to the acquisition of intangible assets when the consideration given is non marketable stock rather than cash. In accordance with the required correction, the patent's originally recorded value was revised downward from the estimated value of the patent to the par value of the stock issued, i.e. $7,000. The correction of the error resulted in a corresponding reduction of Additional Paid in Capital. These changes were made in an amended report and filing for December 31, 2000.


NOTE 4:   ACCOUNTS RECEIVABLE

During the last quarter of 2000, the Company incurred travel, engineering, and other expenses in assisting NOxMaster, Ltd. of England with the testing of the products on London taxicabs. NOxMaster was awarded a portion of a U.K. government funded grant for this testing. The receivable reported in the financial statements at December 31, 2000 was for the reimbursement by NOxMaster to the Company for the expenses so incurred. During 2001, $9,285 of these receivables were determined to not be reimbursable under the terms of the grant. The Company has recognized these non reimbursable costs as part of research and development during 2001.

During 2001, a third party was billed for use of the Company's testing equipment. The $1,600 shown as receivable at December 31, 2001, is the unpaid portion of this billing.


NOTE 5:   PREPAID EXPENSES

At December 31, 2000, the Company had prepaid for services under four consulting agreements and for laboratory testing of its products in California. The consulting agreements were funded through the issuance of unrestricted stock valued at $356,250. These contracts were for services to be provided over a one year period beginning in July 2000. One-half of this cost was amortized during 2000 with the balance being amortized in 2001. Additionally, as mentioned, the Company has paid $20,000 for approved testing work to be done in California. These tests were delayed until 2001.

In October 2001, the Company entered into new consulting agreements, funded with unrestricted stock valued at $158,750. These agreements were for a one year period from early October 2001 through September 2002. Amortization of the cost of these new agreements was $39,688

                                                    2001           2000
                                                 ----------      ----------
    Consulting agreements                        $  119,062      $  178,125
    Testing work                                         -           20,000
    Taxes                                               800             800
                                                 ----------      ----------
      Totals                                     $  119,862      $  198,925
                                                 ==========      ==========


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

                                        Amount of Net
                Year of                Operating Loss
              Expiration                Carry Forward
              ----------               --------------
                 2010                    $  148,187
                 2011                       901,206
                 2012                        79,438
                 2018                       305,825
                 2019                       804,046
                 2021                       626,785
                                        -----------
                                        $ 3,585,509
                                        ===========

The Company has deferred tax assets (no liabilities) at December 31, 2001 and 2000. These assets have arisen from the difference in the depreciation deduction for book and tax purposes, from operating loss carry-forwards, and from the difference between the tax and book bases for the patent acquisition. These deferred tax assets total $1,216,520 and $1,528,314 at December 31, 2001 and 2000, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2001 and 2000. The following table sets forth the reconciling items between income per books and taxable income.

                                                    2001           2000
                                                 ----------      ----------
    Book loss                                    $ (623,811)     $ (717,012)
    Depreciation                                     (2,974)         (3,010)
                                                 ----------      ----------
    Taxable loss                                 $ (626,785)     $ (720,022)
                                                 ==========      ==========
                                    F-10

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from a difference in the tax and book bases for the patent acquisition.


NOTE 7:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOxMASTER ") shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent has been capitalized and included under the caption Patent license on the balance sheet. Subsequent to the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehicles. Also, the Company has been in the process of performing tests aimed at obtaining minimum state approvals to be able to advertise and sell the device initially as not causing an increase in pollution. Subsequent testing and completion of the specified procedures are expected to allow the Company to obtain a ruling by the California Air Resource Board that the device does not increase pollutants. Such a ruling has been obtained in 2002 for the diesel version of the product. Obtaining this ruling greatly expands the markets for the device. The Company's rights to the patent are subject to royalties totaling seven per cent of wholesale sales. The royalties do not require the Company to make minimum payments.

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

Only the direct costs of acquisition of the license and costs of extending or perfecting the patents are available for capitalization. All payments for the development and production thereof are charged to operations as develop ment costs when incurred and are included in results of operations. Management has estimated that additional costs required to obtain executive orders and additional approvals for other versions of the product should be in the $250,000 to $400,000 range.

The Company has continued to obtain additional patents that extend and protect its primary patent. A device for emission control on small engines has also been patented. Legal costs to file these patents have been capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, sell, etc. the NOxMASTER 's application to diesel engines. In addition, the agreement granted the same rights for the NOxMASTER 's application to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established, KleenAir Systems International, Inc.
(KSI), in the United Kingdom and transferred this license to it. NOxMaster LTD of the UK is a wholly owned subsidiary of KSI. The Company received a 30% ownership interest in KSI and is to receive a royalty of 8% of its gross revenue. During 1998, the Company repurchased the rights to the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KSI also entered into an license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This license is for a ten-year, non-exclusive worldwide manufacturing, marketing, and selling license for NOxMASTER devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights for application of the NOxMASTER to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights for application of the NOxMASTER devices in China and India and to school and urban buses. These licenses set out per unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability.


NOTE 8:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2001 and 2000.

                                                    2001            2000
                                                 ----------      ----------
   Office furniture and equipment                $    9,891      $    7,447
   Test vehicle                                       5,750           5,000
   Analysis equipment                                67,847          61,036
                                                 ----------      ----------
   Totals                                            83,488          73,483

        Accumulated depreciation                    (28,251)        (13,001)
                                                 ----------      ----------
   Net Property and Equipment                    $   55,237      $   60,482
                                                 ==========      ==========

Depreciation expense totaled $15,250 and $10,510 for 2001 and 2000. The office furniture and equipment and the analysis equipment are being depreciated on a straight-line basis over five years and the test auto is being depreciated on a three-year straight-line basis.


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

In July 2000, the Company filed an S-8 registration to register 1,200,000 shares for the compensation under five consulting agreements and reserved 750,000 shares for the future exercise of options under an Employee Stock Option Plan, discussed below. The shares for the consultants were issued in July in order to obtain those services. Subsequent to this filing, the board has issued 550,000 of the shares reserved for the ESOP. Directors/officers and a key engineering consultant were issued 300,000 of these shares for unpaid services and a consultant who had previously been issued 250,000 restricted shares for his services requested that he be allowed to exchange those shares for S-8 shares and was allowed to do so under advice of legal counsel. During 2001, the Company issued an additional 76,800 shares under this plan.

In September 2001, the Company filed an amendment to its S-8 to register an additional 2,200,000 shares. Of these shares, 1,270,000 were issued in October to consultants for services to be provided over the next year. Another 21,687 of these shares were issued to product development consultants.


NOTE 10:   EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan.


NOTE 11:   STOCKHOLDERS' EQUITY

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

In March 1995, the Company's Board approved a measure (ratified at a subsequent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held. In May 1997, the Board approved another reverse split. This time the reverse split was on the basis of one new share for 15 shares held. In the following discussion, the share amounts have been restated to reflect the 1 for 15 reverse split. In February 2000, the Board approved a 2 for 1 split of shares effective March 20, 2000 in accordance with current marketing and investment advice. All share amounts in the financial statements as well as share amounts presented below have been presented as though all of these changes in stock had occurred prior to the earliest presented information.

In April 1995, the Company issued 933,334 shares of convertible, non-voting preferred stock and 60,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was recorded at the par value of the stock issued, $7,400.

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 24,000 common shares valued at total of $111,875. Directors were issued a total of 4,000 shares valued at $22,500. This stock-based compensation, as well as the transactions described below, has been valued as described in Note 8. The Company also issued 27,334 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 was received for 66,814 shares under the Regulation S offering prior to December 31, 1995, with the shares being issued during 1996.

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

During 2000, the Company issued 1,400,000 shares to Ecologic, LLC (an affiliate of Extengine, Inc.) for $350,000 under an agreement to provide funds for product testing. The Company issued 300,000 shares valued at $51,000 to officers and directors and key engineering consultant in lieu of cash payments for their services to the Company. Outside consulting services were obtained in exchange for 1,344,266 shares valued at $553,868. (Note 8 regarding 1,200,000 of these shares.) The Company also retired the last of its outstanding preferred shares through their conversion to 163,334 common shares. One of the issuance of shares for services included warrants (discussed below). The holders exercised a 14,000 of these warrants for proceeds of $8,750.

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

As mentioned above, during 2000, the Company issued warrants in conjunction with a stock issuance. This consisted of 138,000 warrants to buy one restricted share at $0.625 per warrant. These warrants expire November 30, 2001. Of these, 14,000 were exercised during 2000 and 124,000 remain outstanding at December 31, 2000. The Company also issued two warrants to Ecologic. The first warrant which expired January 31, 2001, was for the purchase of 1,000,000 shares at $.25 per share. Ecologic purchased 900,000 shares under this warrant during 2000, leaving a balance of 100,000 that were allowed to expire. The second warrant, which expires January 31, 2002, is to purchase 1,000,000 shares at the greater of $1 or one-half the average thirty-day bid price per share. This warrant expired without exercise

During 2001, the Company has issued 218,500 restricted shares valued at $120,436 to consultants. Another 850,000 restricted shares valued at $78,540 were issued to directors and a key research person for services over the last year. Cash of $105,000 was received for the issuance of 375,000 restricted shares. Consultants were issued 1,368,487 unrestricted S-8 shares valued at $180,650.


NOTE 12:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. All preferred shares outstanding were converted into common shares. Diluted earnings per share have not been presented because the presentation would prove antidilutive.



NOTE 13:   DEFERRED CONSULTING FEES

At the end of 1995, the Company had committed to certain fixed payments under consulting contracts for marketing, financial, and managerial services. Most of these contracts called for monthly payments with portions being deferred for a period. Certain obligations would survive termination of the agreements. Additionally, during 1995, the Company entered into employment contracts with its Chief Executive Officer (CEO) and Director of Engineering (DE) that called for fixed compensation, stock, and stock options. These contracts were for a three- year term and called for base annual compensation for the CEO and DE of $90,000 each in addition to an initial grant of 5,334 and 4,000 free trading common shares, respectively. Each of these contracts also called for options to purchase 40,000 shares of stock. The CEO also was granted rights to 100,000 shares of convertible preferred stock of which one-third vested with the initiation of the agreement while the other two-thirds vest on attaining the first and second anniversary of the agreement. The cost recognized under these agreements was amortized over the term of the agreements. The unamortized cost was included in stockholders' equity under Unearned Compensation.

Two of these consulting contracts called for additional stock commitments. One received 13,334 shares of free- trading stock as a service incentive. This was valued at $81,250 and is being amortized over the initial three year term of the contract. The other contract called for the issuance of 5,334 shares of free-trading common shares along with 13,334 shares of convertible preferred shares. These commitments to issue stock were valued at a total of $78,750 and are being amortized over the three year initial term of the contract. Recognition of the future issuance of the underlying stock was included in Deferred Compensation pending actual issuance of the shares.

In June 1996, the retainer fee agreements discussed above, along with the cash portions of the employment agreements, were terminated by mutual agreement. In addition, all deferred liabilities under these contracts in excess of an amount equal to the exercise of certain stock options were waived.


NOTE 14:   RELATED PARTY TRANSACTIONS

Most of the Company's consultants have historically also been stockholders of the Company. This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became preferred stockholders. Individuals involved with the previous owner have also continued many of the development and other services that they were previously providing.

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

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock that it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 6, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled by the Company's President. Pollution Control's voting rights are also held by the Company's President. These transactions effectively transfer control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.

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

In July 2001, the Board approved the issuance of 850,000 restricted shares to themselves and an engineering consultant in lieu of cash payment for services rendered to the Company during 2001. Additionally, the Board approved allowing the Board to purchase restricted shares to obtain cash. One member of the Board and an entity related to a member fo the Board paid $85,000 for 325,000 shares.


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


NOTE 16:   SUBSEQUENT EVENTS

During January 2002, the Company arranged to sale 500,000 combination stock and warrant units to an invest ment fund. These units sold for $500,000. The warrants were exercisable at any time before December 2002 at $0.80 per share. In February 2002, the fund elected to exercise its warrants. These actions resulted in total proceeds of $900,000 to the Company for the issuance of 1,000,000 restricted shares.

The Company has also issued approximately 32,000 unrestricted S-8 shares for the services of consultants during the first quarter of 2002.

In April 2002, the Company has signed a letter of intent to acquire an entity that makes and sells products that will work in conjunction with the NOxMaster. The terms of the acquisition are expected to be finalized and announced during the latter part of April. Under the terms of the letter, all proceedings are to be confidential until finalized.







