Form 10QSB
period 2002-03-31
KLEENAIR SYSTEMS INC
filed 2002-05-20
CIK 789885

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 33-3362-D


                        KLEENAIR SYSTEMS, INC.
  (Exact name of small business issuer as specified in its charter)


     State of Nevada                                    87-0431043
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification #)


                1711 Langley Avenue, Irvine CA  92614
               (Address of principal executive offices)


                            (949) 955-3492
                   (Registrant's telephone number)



   There were 16,425,162 shares of common stock, $0.001 Par Value, outstanding as of April 15, 2002.


Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]




                                     1

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements





     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for
the three months ended March 31, 2002 and 2001.   We have also reviewed the
cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated April 9, 2002, we expressed an opinion on those financial statements that was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 16, 2002


                                     2

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS


                                                      March 31,   December 31,
                                                       2002           2001
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS

CURRENT ASSETS:
    Cash                                            $  624,092     $   33,479
    Accounts receivable                                  1,600          1,600
    Note receivable                                    120,000             -
    Prepaid expenses                                   139,714        119,862
                                                    ----------     ----------
       Total Current Assets                            885,406        154,941

PROPERTY AND EQUIPMENT (net)                            63,999         55,237

OTHER ASSETS:
    Patent license                                     161,858        152,781
                                                    ----------     ----------

    TOTAL ASSETS                                    $1,111,263     $  362,959
                                                    ==========     ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($71,615 and $74,899 due
         to related parties, respectively)          $  107,997     $   95,931
    Advances from directors                             95,850         95,850
                                                    ----------     ----------
        Total Current Liabilities                      203,847        191,781

STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, none
    outstanding)
 Common stock, $.001 par value (50,000,000
    shares authorized, 16,425,162 and
    15,391,069 outstanding, respectively)               16,425         15,391
 Additional paid-in capital                          4,789,662      3,857,649
 Deficit accumulated during the development stage   (3,898,671)    (3,701,862)
                                                    ----------     ----------
         Total Stockholder's Equity                    907,416        171,178
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,111,263     $  362,959
                                                    ==========     ==========




See accompanying accountants' report and selected information.
                                     3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
             For Three Months Ended March 31, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                                 2002      2001   opment Stage
                                              ---------  --------  -----------
REVENUES:
  Sale of product license                     $      -   $ 50,000  $   119,188
  Services                                           -      3,000        4,600
                                              ---------  --------  -----------
    Total Revenues                                   -     53,000      123,788
                                              ---------  --------  -----------

PRODUCT DEVELOPMENT COSTS                        61,948    29,968      766,646
                                              ---------  --------  -----------
OPERATING EXPENSES:
 Personnel costs and director fees                   -         -       582,602
 Consultants                                     45,873        -     1,650,618
 Professional fees                                5,012     1,207      238,427
 Office expenses                                    654        -        26,279
 Depreciation                                     4,190     3,710       32,441
 Advertising and promotion                       45,142    89,063      199,354
 Loss on cancellation of licensing agreements        -         -        19,860
 Rent                                             7,500     7,500       58,750
 Other expenses                                  26,491    14,940      150,674
 Unknown sources prior to current ownership          -         -       151,518
                                              ---------  --------  -----------
      Total operating expenses                  134,862   116,420    3,110,523
                                              ---------  --------  -----------
(LOSS) FROM OPERATIONS                         (196,810)  (93,388)  (3,753,381)

OTHER INCOME AND (EXPENSES):
  Interest income                                     1        49        2,501
  Amortization of discount on receivables            -         -        20,259
                                              ---------  --------  -----------
(Loss) Before Extraordinary Item               (196,809)  (93,339)  (3,730,621)

Extraordinary Item:
  Costs of terminated acquisition                    -         -      (168,050)
                                              ---------  --------  -----------
Net (Loss)                                    $(196,809) $(93,339) $(3,898,671)
                                              =========  ========  ===========

Basic earnings per share:
  (Loss) Per Share Before Extraordinary Item  $   (0.01) $  (0.01) $     (0.67)
  (Loss) Per Share From Extraordinary Item           -         -         (0.03)
                                              ---------  --------  -----------
    Net (Loss) Per Share                      $   (0.01) $  (0.01) $     (0.70)
                                              =========  ========  ===========

Weighted Average Shares Outstanding          16,030,815 12,579,082   5,603,639
                                             ========== ==========  ==========


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


(Continued on next page)



See accompanying accountants' report and selected information.
                                     5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)

                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  For officer/director services            -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  For officer/director services            -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       195,000         195     104,805          -            -
  For services                             -         -     1,749,487       1,749     293,087          -            -
  For officer/director services            -         -       850,000         850      77,690          -            -
  For rent                                 -         -        17,500          18       6,232          -            -
Net loss                                   -         -            -           -           -           -      (623,811)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/01                         -   $     -    15,391,069  $   15,391  $3,857,649   $      -   $(3,701,862)

Stock issued for cash                      -         -     1,000,000       1,000     899,000          -            -
  For services                             -         -        34,093          34      33,013          -            -
Net loss                                   -         -            -           -           -           -      (196,809)

BALANCES, 03/31/02                         -   $     -    16,425,162  $   16,425  $4,789,662   $      -   $(3,898,671)
                                    =========  ========   ==========  ==========  ==========   =========  ===========

See accompanying accountants' report and selected information.
                                     6

                          KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
             For Three Months Ended March 31, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                                 2002      2001   opment Stage
                                              ---------  --------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                   $(196,809) $(93,339) $(3,898,671)
 Adjustments to reconcile net income/(loss)
   to net cash provided by operations:
   Losses prior to current ownership                 -         -       151,518
   Depreciation                                   4,190     3,710       32,441
   Amortization of:
     Prepaid expenses                            39,688    89,063      707,846
     Deferred services                               -         -       250,267
   Stock issued for services                     33,047        -     1,594,005
   Stock issued for extraordinary loss               -         -       140,550
 Changes in operating assets and liabilities:
   Accounts and note receivable                (120,000)   10,380     (121,600)
   Advances to consultants                           -         -        20,000
   Prepaid expenses                             (59,540)       -      (260,340)
   Trade accounts payable                        12,066   (21,225)     107,997
                                              ---------  --------  -----------
NET CASH USED BY OPERATING ACTIVITIES          (287,358)  (11,411)  (1,275,987)
                                              ---------  --------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                        (12,952)   (1,428)     (88,139)
  Patent licensing costs                         (9,077)   (2,298)     (84,458)
                                              ---------  --------  -----------
NET CASH USED IN INVESTING ACTIVITIES           (22,029)   (3,726)    (172,597)
                                              ---------  --------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                   900,000        -     1,974,459
  Additional capital contributions                   -         -         2,367
  Advances from directors                            -         -        95,850
                                              ---------  --------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       900,000        -     2,072,676
                                              ---------  --------  -----------
NET INCREASE/(DECREASE) IN CASH                 590,613   (15,137)     624,092

CASH AT BEGINNING OF YEAR                        33,479    24,365           -
                                              ---------  --------  -----------
CASH AT END OF PERIOD                         $ 624,092  $  9,228  $   624,092
                                              =========  ========  ===========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for:
     Interest                                 $      -   $     -   $        -
     Income taxes                                    -         -            -
  Non-cash investing and financing transactions:
     Stock issued for:
       Compensation and directors fees               -         -       648,108
       Services and prepaid services             33,047        -     1,498,782
    Equipment                                        -         -         8,300
    Patent licensing                                 -         -        14,900
    Repurchase of U.S. diesel license                -         -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                  -         -       140,550
    Sale of marketing licenses for notes
      receivable                                     -         -     1,736,558

See accompanying accountants' report and selected information.
                                     7

                         KLEENAIR SYSTEMS, INC.
                   (A Development Stage Enterprise)
            SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                            March 31, 2002
                             (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2002 and 2001 was $4,190 and $3,710, respectively.

       Office furniture and equipment         $  10,369
       Test vehicle                               5,750
       Analysis equipment                        80,322
                                              ---------
                                                 96,441
           Accumulated depreciation             (32,442)
                                              ---------
       Net property & equipment               $  63,999
                                              =========

NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. During the current periods presented, these amortization costs have been included in advertising and promotion, although this is not necessarily true for the cumulative amounts presented. Amortization totaled $39,688 and $89,063 in the three months ended March 31, 2002 and 2001, respectively.


NOTE 4:   SALE OF LICENSE

During the first quarter of 2001, the Company sold certain marketing licenses regarding patents to its new carburetor to Ecologic, LLC for $50,000.

NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2002, the Company issued a total of 14,093 restricted shares valued at $10,697 for research and development services and sales promotion. Another 20,000 unrestricted S-8 shares valued at $22,350 were issued to a consultant for business promotion. The Company also sold 1,000,000 shares for $900,000 pursuant to a private placement.

NOTE 6:   NOTE RECEIVABLE

During the first quarter of 2002, the Company lent $120,000 to a licensee. This loan is expected to be repaid during the second quarter.


NOTE 7:   SUBSEQUENT EVENTS

During April 2002, the Company completed negotiations to acquire Carbon Cloth Technologies, Inc., a California corporation ("CCT"). CCT is a manufacturer of automotive thermal management systems. Its Carbon Guard(TM) product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution to the Company's overhead expense. It is also expected that there will be a synergy of sales from the combination of presentations for the Company's emission control device and CCT's products.

CCT began sales of its products during the fourth quarter of 2001. Prior to that time, it had spent several years developing and testing its products for racing applications before porting its products to commercial uses.

The Company is issuing a total of 1,000,000 shares for this acquisition.
Out of this total, 166250 shares are to be issued pursuant to employment and consulting agreements.

This acquisition was reported on a Form 8-K dated April 30, 2002 and filed on May 14, 2002. As stated in that filing, financial statements and pro forma combined financial information will be presented in an amendment filed on or before July 15, 2002.

Item 2.   Management's Discussion and Plan of Operation


The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation.

In April, 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device, designed to neutralize nitrogen oxide in automobile emissions, from a separate company which was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name KleenAir Systems, Inc..

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(R) technology. This technology is protected by the following patents which are owned by the Company: US Patent # 5,224,346 issued in 1993, US Patent # 5,609,026 issued in 1997 and, US Patent # 5,992,141 issued in 1999.

The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products. Patent awards have now been confirmed for the following countries in Europe: the UK, Germany, France, Italy, Spain, and Sweden. Further patent awards for Japan, Brazil and China are expected soon.

The Company has applied for additional patents related to its NOxMaster technology and in addition has applied for a patent on a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions.

The Company has recently leased new 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company is in the final phase of its London Taxi Testing Program funded by a U.K. government grant. This in-service test involving four London taxicabs started in January 2002 and is expected to be completed in September 2002.

Test systems have also been installed on a Dennis refuse collection truck and a Mercedes-Benz Sprinter 16 passenger bus, both operated by the Borough of Hounslow in London. A U.K. government grant has also been awarded for a test and evaluation program on both these vehicles.

NOxMaster(R) systems have also been ordered by four other London Boroughs for test and evaluation and are expected to be installed by the end of June 2002 on both refuse collection trucks and buses.

U.S. testing continues of the NOxMaster(R) Diesel Catalytic Converter together with its NOxMaster(R) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources.

The Company's technology was successfully tested by the City of Houston along with a number of competing technologies with the results being published in February 2002. A level of 82% NOx reduction and 92% particulate reduction was achieved. The tests were conducted by the Company for its licensee Extengine Transport Systems under the brand name ADEC.

The Company has received an EO certification from the California Air Resources Board (CARB) for off-road and stationary engine applications, which will enable it to commence sales of its products in California. EO certification for on-road applications is expected shortly.

The Company is preparing to meet CARB and EPA Retrofit Verification requirements for heavy-duty vehicles on its NOxMaster(R) NOx reduction system. It will also seek certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(R) for high particulate reduction as well as high NOx reduction.

The Company has acquired Carbon Cloth Technologies, Inc. ("CCT"), of Malibu, California. CCT is a manufacturer of automotive thermal management systems which technology is complementary to the Company's existing technology. Its Carbon Guard is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution to the Company's overhead expense.

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


Disclosure Regarding Forward-Looking Statements

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions, changes in environmental regulations, the market for venture capital, etc. In this Form 10-QSB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                    PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

            Exhibit 23  ---   Consent to incorporation by reference

            Report on Form 8-K --- A Form 8-K dated April 30, 2002 reported that the Registrant had completed negotiations and signed an agreement to acquire Carbon Cloth Technologies, Inc. (a California Corporation) effective April 30, 2002. Financial statements for Carbon Cloth and pro forma combined financial information are to be filed with an amendment to the Form 8-K.



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KLEENAIR SYSTEMS, INC.

Date:   May 17, 2002                  /s/   LIONEL SIMONS
                                      By: Lionel Simons, President,
                                      Secretary, Principal Accounting Officer,
                                      & Principal Financial Officer