Form 10QSB
period 2002-06-30
KLEENAIR SYSTEMS INC
filed 2002-08-12
CIK 789885

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2002


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



   There were 17,437,602 shares of common stock, $0.001 Par Value, outstanding as of June 30, 2002.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended June
30, 2002 and 2001.   We have also reviewed the cumulative statements of
operations, stockholders' equity and cash flows for the period from January 1, 1995 through June 30, 2002. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

August 8, 2002


                                     2

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                      2002           2001
                                                   ----------     ----------
                                                    Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                            $  83,149     $   33,479
    Accounts receivable                                46,859          1,600
    Receivable from affiliates                         38,000             -
    Inventory                                          21,497             -
    Note receivable                                   120,000             -
    Prepaid expenses                                  144,576        119,862
                                                   ----------     ----------
                Total Current Assets                  454,081        154,941

PROPERTY AND EQUIPMENT (net)                          154,456         55,237

OTHER ASSETS:
    Patent license                                  1,542,232        152,781
    Security deposit                                   46,200             -
                                                   ----------     ----------
                Total Other Assets                  1,588,432        152,781
                                                   ----------     ----------

    TOTAL ASSETS                                   $2,196,969     $  362,959
                                                   ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ($71,615 and $74,899 due
     to related parties, respectively)             $  127,198     $   95,931
  Advances from directors                              95,850         95,850
  Capital lease liability                               6,334             -
                                                   ----------     ----------
           Total Current Liabilities                  229,382        191,781
                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, none
   outstanding)                                            -              -
 Common stock, $.001 par value (50,000,000
   shares authorized, 17,437,602 and 15,391,069
   outstanding, respectively)                          17,438         15,391
   Additional paid-in capital                       6,193,863      3,857,649
 Deficit accumulated during the development stage  (4,243,714)    (3,701,862)
                                                   ----------     ----------
           Total Stockholder's Equity               1,967,587        171,178
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $2,196,969     $  362,959
                                                   ==========     ==========

See Accountants' report and accompanying selected information.
                                     3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For Three and Six Months Ended June 30, 2002 and 2001

                                                                                                 Cumulative
                                                  Three Months             Six Months           During Devel-
                                               2002        2001         2002       2001         opment Stage
                                            ----------  ----------   ----------  ----------     ------------
REVENUES:
  Sale of product license                    $  25,212  $   12,251   $   25,212  $   62,251     $    144,400
  Services                                          -        1,600           -        4,600            4,600
                                            ----------  ----------   ----------  ----------     ------------
    Total Revenues                              25,212      13,851       25,212      66,851          149,000

COST OF GOODS SOLD                              15,935          -        15,935          -            15,935
                                            ----------  ----------   ----------  ----------     ------------
    Gross Profit                                 9,277      13,851        9,277      66,851          133,065

PRODUCT DEVELOPMENT COSTS                       85,161      42,289      147,109      72,257          851,807

OPERATING EXPENSES:
  Personnel costs and director fees             40,100          -        40,100          -           622,702
  Consultants                                   65,961       4,989      111,834       4,989        1,716,579
  Professional fees                             27,501       7,227       32,513       8,434          265,928
  Office expenses                                4,969         439        5,623         439           31,248
  Depreciation                                   8,850       3,768       13,040       7,478           41,655
  Advertising and promotion                     52,312      89,847       97,454     178,910          251,666
  Loss on cancellation of licensing
     agreements                                     -           -            -           -            19,860
  Rent                                          18,885       6,250       26,385      13,750           77,635
  Other expenses                                49,646      17,580       76,137      32,520          199,956
  Unknown sources from prior ownership              -           -            -           -           151,518
                                            ----------  ----------   ----------  ----------     ------------
      Total operating expenses                 268,224     130,100      403,086     246,520        3,378,747
                                            ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                        (344,108)   (158,538)    (540,918)   (251,926)      (4,097,489)

OTHER INCOME AND (EXPENSES):
  Interest income                                    2          12            3          61            2,503
  Interest expense                                (937)         -          (937)         -              (937)
  Amortization of discount on receivables           -           -            -           -            20,259
                                            ----------  ----------   ----------  ----------     ------------
(Loss) Before Extraordinary Item              (345,043)   (158,526)    (541,852)   (251,865)      (4,075,664)
Extraordinary Item:
  Costs of terminated acquisition                   -           -            -           -          (168,050)
                                            ----------  ----------   ----------  ----------     ------------
Net (Loss)                                  $ (345,043) $ (158,526)  $ (541,852) $ (251,865)    $ (4,243,714)
                                            ==========  ==========   ==========  ==========     ============
Basic earnings per share:
(Loss) Per Share Before Extraordinary Item  $    (0.02) $    (0.01)  $    (0.03) $    (0.02)    $      (0.68)
(Loss) Per Share From Extraordinary Item            -           -            -           -             (0.03)
                                            ----------  ----------   ----------  ----------     ------------
    Net (Loss) Per Share                    $    (0.02) $    (0.01)  $    (0.03) $    (0.02)    $      (0.71)
                                            ==========  ==========   ==========  ==========     ============
Weighted Average Shares Outstanding         17,055,976  12,579,082   16,546,227  12,579,082        5,984,269
                                            ==========  ==========   ==========  ==========     ============

See Accountants' report and accompanying selected information.
                                     4

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


(Continued on next page)



See accompanying accountants' report and selected information.
                                     5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  For officer/director services            -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403      403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  For officer/director services            -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       195,000         195     104,805          -            -
  For services                             -         -     1,749,487       1,749     293,087          -            -
  For officer/director services            -         -       850,000         850      77,690          -            -
  For rent                                 -         -        17,500          18       6,232          -            -
Net loss                                   -         -            -           -           -           -      (623,811)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/01                         -   $     -    15,391,069  $   15,391  $3,857,649   $      -   $(3,701,862)

Stock issued for cash                      -         -     1,000,000       1,000     899,000          -            -
  For services                             -         -       213,283         214     204,837          -            -
  Acquisition of Carbon Cloth              -         -       833,250         833   1,232,377          -            -
Net loss                                   -         -            -           -           -           -      (541,852)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 03/31/02                         -   $     -    17,437,602  $   17,438  $6,193,863   $      -   $(4,243,714)
                                    =========  ========   ==========  ==========  ==========   =========  ===========

See accompanying accountants' report and selected information.
                                     6

                         KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Six Months Ended June 30, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                                2002       2001   opment Stage
                                             ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                   $(541,852) $(251,865) $(4,243,714)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  13,040      7,478       41,291
  Amortization of:
    Prepaid expenses                            79,376    190,625      747,534
    Deferred services                               -          -       250,267
  Stock issued for services                     92,101         -     1,653,059
  Stock issued for extraordinary loss               -          -       140,550
Changes in operating assets and liabilities:
  Accounts and note receivable                (180,862)    33,780     (162,462)
  Inventory                                    (11,166)        -       (11,166)
  Prepaid expenses                             (59,540)        -      (260,340)
  Trade accounts payable                       (64,877)     5,802       31,054
                                             ---------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (673,780)   (14,180)  (1,662,409)
                                             ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (103,102)    (2,879)    (178,289)
  Patent and licensing costs                   (72,017)    (6,264)    (147,398)
                                             ---------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (175,119)    (9,143)    (325,687)
                                             ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                  900,000         -     1,974,459
  Payments on capital lease                     (1,431)        -        (1,431)
  Additional capital contributions                  -          -         2,367
  Advances from directors                           -          -        95,850
                                             ---------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      898,569         -     2,071,245
                                             ---------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                 49,670    (23,323)      83,149
     CASH AT BEGINNING OF YEAR                  33,479     24,365           -
                                             ---------  ---------  -----------
     CASH AT END OF PERIOD                   $  83,149  $   1,042  $    83,149
                                             =========  =========  ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                                $     937  $      -   $       937
     Income taxes                                   -          -            -
Non-cash investing and financing:
  Stock issued for:
    Compensation and directors fees             40,100         -       648,108
    Services and prepaid services              142,751         -     1,498,782
    Equipment                                       -          -         8,300
    Patent licensing                         1,255,410         -        14,900
    Repurchase of U.S. diesel license               -          -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                 -          -       140,550
    Sale of marketing licenses for notes
      receivable                                    -          -     1,736,558

See accompanying accountants' report and selected information.
                                     7

                         KLEENAIR SYSTEMS, INC.
                   (A Development Stage Enterprise)
      SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002
                             (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first half of 2002 and 2001 was $13,040 and $7,478, respectively.

       Office furniture and equipment         $  50,170
       Test vehicle                               5,750
       Analysis equipment                       130,962
       Leasehold improvements                    11,682
                                              ---------
                                                198,564
           Accumulated depreciation             (44,108)
                                              ---------
       Net property & equipment               $ 154,456
                                              =========


NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. During the current periods presented, these amortization costs have been included in advertising and promotion, although this is not necessarily true for the cumulative amounts presented. Amortization totaled $79,376 and $190,625 in the six months ended June 30, 2002 and 2001, respectively.


NOTE 4:   STOCK TRANSACTIONS

During the first quarter of 2002, the Company issued a total of 11,093 restricted shares valued at $8,422 for research and development services and sales promotion. Consultants were issued 20,000 unrestricted S-8 shares valued at $22,350 for business promotion and 3,000 shares valued at $3,413 for research and development efforts. The Company also sold 1,000,000 shares for $900,000 pursuant to a private placement.

During the second quarter of 2002, the Company issued a total of 5,849 restricted shares valued at $3,111 for sales promotion. Unrestricted S-8 shares were issued as follows: 3,000 shares valued at $2,543 for research and development, 115,000 shares valued at $104,813 for management consulting, 35,341 shares valued at $38,200 for sales compensation, and 20,000 shares valued at $22,200 for acquisition legal services. The Company also issued 833,250 restricted shares to the stockholders of Carbon Cloth Technologies, Inc. for the acquisition of that entity. (This is described further below.)


NOTE 5:   NOTE RECEIVABLE

During the first quarter of 2002, the Company loaned $120,000 to a licensee. This loan is expected to be satisfied before the end of the year. During the second quarter, the Company advanced $30,000 to its affiliate in England, NoxMaster Ltd.


NOTE 6:   ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. ("CCT"), a California corporation. CCT is a manufacturer of automotive thermal management systems. Its Carbon Guard(TM) product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution toward the Company's overhead expense. It is also expected that there will be a synergy of sales from the combination of presentations for the Company's emission control device and CCT's products.

The Company issued 833,250 restricted shares for this acquisition. A portion of the acquisition agreement calls for the issuance of an additional 166,750 shares pursuant to an employment agreement. These additional shares are compensation and are contingent upon the achievement of certain sales levels.

The Company's acquisition resulted in the addition of the following balance sheet elements as of April 30, 2002:

       Accounts receivable                   $   22,397
       Inventory                                 10,331
       Fixed assets (net)                         1,392
       Accounts payable                         (96,144)
       Patent license                         1,295,234


Pro Forma Financial Information Based on Historical Financial Statements

The following tables set forth summarized historical financial statements as for the Company and for Carbon Cloth Technologies, adjustments to reflect the effects of the acquisition, and pro form combined amounts. Pro forma adjustments reflect the acquisition of Carbon Cloth.

The balance sheets for the entities are as of March 31, 2002 for KleenAir Systems and April 30, 2002 for Carbon Cloth. The historical income statements are for the year ended December 31, 2001 for KleenAir and for the fiscal year ended September 30, 2001 for Carbon Cloth. The historical income statements for the most recent quarter present the period from January 1 through March 31, 2001 for both entities. Any effects due to the disparity in the dates of the balances sheets presented is believed to be immaterial. No significant transactions occurred during April 2002 for either entity.

                          Pro Forma Balance Sheets
                     As of March 31 and April 30, 2002

                                     Historical
                               KleenAir   Carbon Cloth
                               March 31,    April 30,   Pro Forma   Pro Forma
                                  2002       2002      Adjustments   Combined
                              ----------  -----------  -----------  ----------
                                   ASSETS
Cash                          $  624,092  $   (4,720)  $        -   $  619,372
Accounts receivable                1,600      22,397            -       23,997
Inventory                             -       10,331            -       10,331
Note receivable                  120,000          -             -      120,000
Prepaid expenses                 139,714          -             -      139,714
Property & equipment              96,441       4,209            -      100,650
Accumulated depreciation         (32,442)     (2,817)           -      (35,259)
Patent license                   161,858          -      1,000,000   1,161,858
Other assets                          -          322            -          322
                              ----------  ----------   -----------  ----------
    TOTAL ASSETS              $1,111,263  $   29,722   $ 1,000,000  $2,140,985
                              ==========  ==========   ===========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable              $  36,382   $  176,489   $        -   $  212,871
Other liabilities                    -        40,000            -       40,000
Related party liabilities        167,465      51,329            -      218,794
                              ----------  ----------   -----------  ----------
Total Current Liabilities        203,847     267,818            -      471,665
                              ----------  ----------   -----------  ----------
STOCKHOLDERS' EQUITY:
Common stock                      16,425     511,400      (510,400)     17,425
Other stockholders' equity     4,789,662          -        760,904   5,550,566
Retained earnings             (3,898,671)   (749,496)      749,496  (3,898,671)
                              ----------  ----------   -----------  ----------
Total Stockholders' Equity       907,416    (238,096)    1,000,000   1,669,320
                              ----------  ----------   -----------  ----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY          $1,111,263  $   29,722   $ 1,000,000  $2,140,985
                              ==========  ==========   ===========  ==========


                     Pro Forma Income Statements
        For the Years Ended December 31, 2001 and September 30, 2001

                                    Historical
                               KleenAir   Carbon Cloth
                               December    September    Pro Forma   Pro Forma
                               31, 2001    30, 2001    Adjustments   Combined
                              ----------  -----------  -----------  ----------
Net sales & revenue           $  123,788  $   49,719   $        -   $  173,507
Cost of goods sold                    -       21,286            -       21,286
Research & Development           241,904          -             -      241,904
                              ----------  ----------   -----------  ----------
Gross profit                    (118,116)     28,433            -      (89,683)

Selling, general &
administrative expenses          505,766     221,712       100,000     827,478
                              ----------  ----------   -----------  ----------
Income/(loss) from operations   (623,882)   (193,279)     (100,000)   (917,161)
Other income/(expense)                71          -             -           71
                              ----------  ----------   -----------  ----------
Income/(loss) before
    income taxes                (623,811)   (193,279)     (100,000)   (917,090)
Income tax expense/(benefit)          -           -            -            -
                              ----------  ----------   -----------  ----------
Net income/loss               $ (623,811) $ (193,279)  $  (100,000) $ (917,090)
                              ==========  ==========   ===========  ==========
Earnings per share:
  Basic & Diluted             $    (0.05) $    (0.03)               $    (0.06)

Weighted average shares
outstanding:
  Basic & Diluted             13,372,112   5,811,000                14,372,112



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

The Company is moving through the final phase of its London Taxi Program funded by a UK government grant. This in-service test, involving several London taxicabs, started in January 2002 and is currently expected to be completed by September 2002. Test systems have been installed on a Dennis refuse collection truck and a Mercedes-Benz Sprinter 16 passenger bus operated by the Borough of Hounslow in London. An Energy Savings Trust grant has been awarded for a test and evaluation program on both these vehicles. Patent awards have now been confirmed for several European countries including the UK, Germany, France, Italy, Spain and Sweden, and anticipated soon for Japan, Brazil, and China.

Systems have been ordered by several other London Boroughs and are expected to be installed by the end of the third quarter on both refuse collection trucks and buses.

US testing continues of the NOxMasterTM diesel Catalytic Converter together with its NOxMasterTM Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO (Executive Order) certification from the California Air Resources Board (CARB) for off-road and stationary engine applications, which will enable it to commence sales of its products in California. EO certification for on-road applications is expected shortly.

The Company is preparing to meet requirements for CARB and EPA Retrofit Verification for heavy-duty vehicles on both its NOxMasterTM NOx reduction system. It will also seek certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMasterTM for both high particulate reduction as well as high NOx reduction.

The Company has acquired Carbon Cloth Technologies, Inc., of Malibu, California a manufacturer of automotive thermal management systems. Carbon Cloth has years of experience developing thermal solutions for such motor sports industry leaders as Ferrari, Mercedes-Benz and Penske. Such experience has enabled development of the CarbonGuardTM, a significant addition to the battle on pollution.

Carbon Cloth's CarbonGuardTM is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. CarbonGuardTM has been selected as a sole source product and included as a specified component in a tender that is currently under offer for use with close to 1,000 particulate traps to be installed over the coming months. A further several-hundred buses are anticipated to be upgraded with the CarbonGuardTM. It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution toward the Company's overhead expense.

Carbon Cloth has applied for patents in automotive thermal management systems. At present, this product is used to enhance the effectiveness of particulate filters that need to maintain 300 degrees centigrade for 30% of a vehicle operating time. Otherwise the filters clog and create back pressure. Wherever particulate filters are currently installed, estimated to be at least 30,000 units at present, CarbonGuardTM can improve performance and save maintenance expense. Filter technology has come to prominence recently as the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulates from vehicle emissions are a serious public health problem.

A letter of intent has been signed for the acquisition of a Ford tier-one supplier in Detroit that is expected to be closed at the end o the third quarter or early in the fourth quarter of 2002. This company employs over 50 people, has revenues approaching $7 million and EBITDA of over $1 million.

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

            Report on Form 8-K --- A Form 8-K dated April 30, 2002 reported that the Registrant had completed negotiations and signed an agreement to acquire Carbon Cloth Technologies, Inc. (a California Corporation) effective April 30, 2002. This report was amended on July 14, 2002 to include financial statements for Carbon Cloth and pro forma combined financial information.



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KLEENAIR SYSTEMS, INC.

Date:   August 9, 2002              /s/   LIONEL SIMONS
                                    By: Lionel Simons, President,
                                    Secretary, Principal Accounting Officer, &
                                    Principal Financial Officer