Form 10QSB
period 2002-09-30
KLEENAIR SYSTEMS INC
filed 2002-11-13
CIK 789885

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                             FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2002


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                   Commission file number 33-3362-D


                        KLEENAIR SYSTEMS, INC.
                        ----------------------
  (Exact name of small business issuer as specified in its charter)


      State of Nevada                            87-0431043
-------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification #)


                1711 Langley Avenue, Irvine CA  92614
                --------------------------------------
               (Address of principal executive offices)


                            (949) 955-3492
                   -------------------------------
                   (Registrant's telephone number)



   There were 19,150,365 shares of common stock, $0.001 Par Value, outstanding as of September 30, 2002.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements



       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended
September 30, 2002 and 2001.   We have also reviewed the cumulative
statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through September 30, 2002. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 11, 2002
                                    2

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2002           2001
                                                   ----------     ----------
                                                    Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                           $  273,426     $   33,479
    Accounts receivable                                24,750          1,600
    Receivable from affiliates                         36,000             -
    Inventory                                         140,983             -
    Note receivable                                   150,000             -
    Prepaid expenses                                   76,512        119,862
                                                   ----------     ----------
      Total Current Assets                            701,671        154,941

PROPERTY AND EQUIPMENT (net)                          200,191         55,237

OTHER ASSETS:
    Patent license                                  1,542,232        152,781
    Loan to employee                                   40,000             -
    Security deposit                                   46,200             -
                                                   ----------     ----------
      Total Other Assets                            1,628,432        152,781
                                                   ----------     ----------
    TOTAL ASSETS                                   $2,530,294     $  362,959
                                                   ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable ($67,534 and $74,899 due
         to related parties, respectively)         $   97,577     $   95,931
    Advances from directors                            95,850         95,850
    Capital lease liability                             5,431             -
                                                   ----------     ----------
      Total Current Liabilities                       198,858        191,781
                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
  (10,000,000 shares authorized, none outstanding)
 Common stock, $.001 par value (50,000,000 shares
  authorized, 19,150,365 and 15,391,069
  outstanding, respectively)                           19,150         15,391
 Additional paid-in capital                         7,056,688      3,857,649
 Deficit accumulated during the development stage  (4,744,402)    (3,701,862)
                                                   ----------     ----------
      Total Stockholder's Equity                    2,331,436        171,178
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $2,530,294     $  362,959
                                                   ==========     ==========

See accompanying selected information.
                                    3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       For Three and Nine Months Ended September 30, 2002 and 2001

                                                                                                  Cumulative
                                                  Three Months             Nine Months           During Devel-
                                               2002        2001         2002        2001         opment Stage
                                            ----------  ----------   -----------  ----------     ------------
REVENUES:
  Sale of product license                   $    7,332  $   51,650   $    32,544  $  113,901     $    151,732
  Services                                          -           -             -        4,600            4,600
                                            ----------  ----------   -----------  ----------     ------------
    Total Revenues                               7,332      51,650        32,544     118,501          156,332
COST OF GOODS SOLD                               7,511          -         23,446          -            23,446
                                            ----------  ----------   -----------  ----------     ------------
    Gross Profit                                  (179)     51,650         9,098     118,501          132,886
                                            ----------  ----------   -----------  ----------     ------------

PRODUCT DEVELOPMENT COSTS                       93,491      57,060       240,600     129,317          945,298
                                            ----------  ----------   -----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees             51,042      59,188        91,142      59,188          673,744
  Consultants                                   56,918       7,435       168,752      12,424        1,773,497
  Professional fees                            133,638       5,154       166,151      13,588          399,566
  Office expenses                                5,578         282        11,201         721           36,826
  Depreciation                                  10,611       3,889        23,651      11,367           52,266
  Advertising and promotion                     71,631         795       169,085     179,705          323,297
  Loss on cancellation of licensing
      agreements                                    -           -             -           -            19,860
  Rent                                          14,365       3,750        40,750      17,500           92,000
  Other expenses                                63,039       1,177       139,176      33,697          262,995
  Unknown sources prior to current ownership        -           -             -           -           151,518
                                            ----------  ----------   -----------  ----------     ------------
      Total operating expenses                 406,822      81,670       809,908     328,190        3,785,569
                                            ----------  ----------   -----------  ----------     ------------

(LOSS) FROM OPERATIONS                        (500,492)    (87,080)   (1,041,410)   (339,006)      (4,597,981)

OTHER INCOME AND (EXPENSES):
  Interest income                                    7           8            10          69            2,510
  Interest expense                                (203)         -         (1,140)         -            (1,140)
  Amortization of discount on receivables           -           -             -           -            20,259
                                            ----------  ----------   -----------  ----------     ------------
(Loss) Before Extraordinary Item              (500,688)    (87,072)   (1,042,540)   (338,937)      (4,576,352)

Extraordinary Item:
  Costs of terminated acquisition                   -           -             -           -          (168,050)
                                            ----------  ----------   -----------  ----------     ------------
Net (Loss)                                  $ (500,688) $  (87,072)  $(1,042,540) $ (338,937)    $ (4,744,402)
                                            ==========  ==========   ===========  ==========     ============
Basic earnings per share:
 (Loss) Per Share Before Extraordinary Item $    (0.03) $    (0.01)  $     (0.06) $    (0.03)    $      (0.72)
 (Loss) Per Share From Extraordinary Item           -           -             -           -             (0.02)
                                            ----------  ----------   -----------  ----------     ------------
    Net (Loss) Per Share                    $    (0.03) $    (0.01)  $     (0.06) $    (0.03)    $      (0.74)
                                            ==========  ==========   ===========  ==========     ============

Weighted Average Shares Outstanding         18,401,894  12,995,502    17,171,514  12,719,414        6,387,945
                                            ==========  ==========   ===========  ==========     ============

See accompanying selected information.
                                    4

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


See accompanying selected information.
                                     5

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

(Continued on next page)

See accompanying selected information.
                                     6

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                                (Continued)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued for cash                      -   $     -     2,454,545  $    2,455  $1,647,545   $      -   $        -
  For services                             -                 471,501         471     304,626          -            -
  Acquisition of Carbon Cloth              -         -       833,250         833   1,232,377          -            -
  Contributed inventory                    -         -            -           -       14,491          -            -
Net loss                                   -         -            -           -           -           -    (1,042,540)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 09/30/02                         -   $     -    19,150,365  $   19,150  $7,056,688   $      -   $(4,744,402)
                                    =========  ========   ==========  ==========  ==========   =========  ===========




See accompanying selected information.
                                     7

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For Nine Months Ended September 30, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                               2002        2001   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                 $(1,042,540) $(338,937) $(4,744,402)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  23,651     11,367       51,902
  Amortization of:
    Prepaid expenses                           141,750    198,125      809,908
    Deferred services                               -          -       250,267
  Stock issued for services                    192,147    101,534    1,753,105
  Stock issued for extraordinary loss               -          -       140,550
Changes in operating assets and liabilities:
  Accounts and note receivable                (226,753)    44,807     (208,353)
  Inventory                                   (116,161)   (22,133)    (116,161)
  Prepaid expenses                             (53,850)        -      (254,650)
  Trade accounts payable                       (94,498)   (14,006)       1,433
                                           -----------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES       (1,176,254)   (19,243)  (2,164,883)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                      (159,448)    (3,629)    (234,635)
  Patent and licensing costs                   (72,017)    (6,264)    (147,398)
                                           -----------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (231,465)    (9,893)    (382,033)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                1,650,000     18,000    2,724,459
  Payments on capital lease                     (2,334)        -        (2,334)
  Additional capital contributions                  -          -         2,367
  Advances from directors                           -          -        95,850
                                           -----------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    1,647,666     18,000    2,820,342
                                           -----------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                239,947    (11,136)     273,426

CASH AT BEGINNING OF YEAR                       33,479     24,365           -
                                           -----------  ---------  -----------

CASH AT END OF PERIOD                      $   273,426  $  13,229  $   273,426
                                           ===========  =========  ===========

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
     Interest                              $     1,140  $      -   $     1,140
     Income taxes                                   -          -            -
Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors fees               59,188     59,188      667,196
  Services and prepaid services                223,709     42,346    1,579,740
  Equipment                                         -          -         8,300
  Patent licensing (Carbon Cloth, Inc.
    acquisition)                             1,255,410         -        14,900
  Repurchase of U.S. diesel license                 -          -        62,500
  Acquisition of National Diversified
    Telecom, Inc.                                   -          -       140,550
  Sale of marketing licenses for notes
    receivable                                      -          -     1,736,558

See accompanying selected information.
                                     8

                          KLEENAIR SYSTEMS, INC.
                     (A Development Stage Enterprise)
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2002
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first nine months of 2002 and 2001 was $23,652 and $11,367, respectively.

       Office furniture and equipment        $   60,421
       Test vehicle                              19,787
       Analysis equipment                       163,020
       Leasehold improvements                    11,682
                                             ----------
                                                254,910
           Accumulated depreciation             (54,719)
                                             ----------
       Net property & equipment              $  200,191
                                             ==========


NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. During the current periods presented, these amortization costs have been included in advertising and promotion, although this is not necessarily true for the cumulative amounts presented. Amortization totaled $141,750 and $198,125 in the nine months ended September 30, 2002 and 2001, respectively.

NOTE 4:   STOCK TRANSACTIONS

During the first quarter of 2002, the Company issued a total of 10,895 restricted shares valued at $8,269 for research and development services and sales promotion. Consultants were issued 20,000 unrestricted S-8 shares valued at $22,350 for business promotion and 3,000 shares valued at $3,413 for research and development efforts. The Company also sold 1,000,000 shares for $900,000 pursuant to a private placement.

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

During the third quarter of 2002, the Company has issued a total of 109,299 restricted shares valued at $38,500 for research and development services and sales promotion. Consultants were issued 96,117 unrestricted S-8 shares valued at $43,988 for business and sales promotion, 50,000 shares valued at $16,250 for legal services, and 3,000 shares valued at $1,463 for research and development efforts. The Company also sold 1,454,545 shares for $750,000 pursuant to a private placement.


NOTE 5:   RECEIVABLES

During the first quarter of 2002, the Company loaned $120,000 to a licensee. This loan is secured by 100,000 shares of the Company's stock and is expected to be satisfied before the end of the year. During the third quarter, the Company agreed to loan this entity another $100,000 secured by 120,000 shares of the Company's stock. Only $30,000 of this was funded during September 2002, with the balance being funded during October 2002.

During the second quarter, the Company advanced $30,000 to its affiliate in England, NoxMaster Ltd. A consultant has been advanced $6,000 during the second and third quarters.

An employee of Carbon Cloth has been advanced $40,000 against stock compensation that he is to receive under an employment agreement entered into in conjunction with the acquisition of that entity.


NOTE 6:   ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. ("CCT"), a California corporation. CCT is a manufacturer of automotive thermal management systems. Its CarbonGuardTM product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution toward the Company's overhead expense. It is also expected that there will be a synergy of sales from the combination of presentations for the Company's emission control device and CCT's products.

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
                              ==========  ==========   ===========  ==========


                     Pro Forma Income Statements
        For the Years Ended December 31, 2001 and September 30, 2001

                                    Historical
                               KleenAir   Carbon Cloth
                               December    September    Pro Forma   Pro Forma
                               31, 2001    30, 2001    Adjustments   Combined
                              ----------  -----------  -----------  ----------
Net sales & revenue           $  123,788  $   49,719   $        -   $  173,507
Cost of goods sold                    -       21,286            -       21,286
Research & Development           241,904          -             -      241,904
                              ----------  ----------   -----------  ----------
Gross profit                    (118,116)     28,433            -      (89,683)

Selling, general &
administrative expenses          505,766     221,712       100,000     827,478
                              ----------  ----------   -----------  ----------
Income/(loss) from operations   (623,882)   (193,279)     (100,000)   (917,161)
Other income/(expense)                71          -             -           71
                              ----------  ----------   -----------  ----------
Income/(loss) before
    income taxes                (623,811)   (193,279)     (100,000)   (917,090)
Income tax expense/(benefit)          -           -            -            -
                              ----------  ----------   -----------  ----------
Net income/loss               $ (623,811) $ (193,279)  $  (100,000) $ (917,090)
                              ==========  ==========   ===========  ==========
Earnings per share:
  Basic & Diluted             $    (0.05) $    (0.03)               $    (0.06)
                              ==========  ==========   ===========  ==========
Weighted average shares
outstanding:
  Basic & Diluted             13,372,112   5,811,000                14,372,112
                              ==========  ==========   ===========  ==========

NOTE 7:   SETTLEMENT WITH LICENSEE

During September 2002, the Company entered into a agreement with Extengine Transport Systems, LLC and Ecologic LLC restating and reaffirming certain matters with respect to the license agreements between the Company and these entities and the relationship between the two entities. In this agreement, the Company received an option to reacquire 990,000 shares of the Company held by these entities, agreed to loan $100,000 to them, and granted them a warrant to purchase additional shares over an 18-month period. The Company's option has an exercise price of $0.625 per share and expires in January 2003. The loan, along with a previous loan of $120,000 is to mature in March 2003 and these loans are secured by a total of 310,000 shares of the Company. The warrant granted is for 240,000 shares at an exercise price of $0.625 per share. The parties also agreed to arbitration regarding a dispute which has arisen regarding certain marketing licenses which were transferred by the Company.


NOTE 8:   SUBSEQUENT EVENTS

On October 15, 2002, the Company entered into a stock purchase agreement to acquire 51% of the outstanding stock of Servotech Industries, Inc. and Servotech Engineering, Inc. (jointly, Servotech). This agreement includes an option to purchase the remaining interest in the future. Servotech is based Detroit, Michigan and provides services in research, development, and testing of automotive emissions control for various well-known manufacturers of diesel and gasoline engines. Servotech also manufactures specialty engineering parts and develops automotive electronics and software products. Servotech employs 60 people in its research and engineering activities.

This acquisition was reported on a Form 8-K dated October 15, 2002. Financial information required for such acquisitions is expected to be filed within the time period required by the Form 8-K instructions.

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

The Company is moving through the final phase of its London Taxi Program funded by a UK government grant. This in-service test involving several London taxicabs started in January 2002. Emissions testing at Millbrook Proving grounds have now been completed and results have been forwarded to the Energy Savings Trust. The Company is applying to have its system registered. Test systems have been installed on a Dennis refuse collection truck and a Mercedes-Benz Sprinter 16 passenger bus operated by the Borough of Hounslow in London. An Energy savings Trust grant has been awarded for a test and evaluation program on both these vehicles. Final emissions tests on these vehicles have been scheduled for February 2003. Patent awards have now been confirmed for several European countries including the UK, Germany, France, Italy, Spain and Sweden, and anticipated soon for Japan, Brazil, and China.

Systems have been ordered by several other London Boroughs and were installed by the end of the 3rd quarter on both refuse collection trucks and buses. In the 4th Quarter it is expected that systems will be installed on buses in Liverpool.

US testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO certification from the California Air Resources Board (CARB) for off-road and stationary engine applications, which will enable it to commence sales of its products in California. EO certification for on-road applications is expected shortly.

The Company is preparing to meet CARB and EPA Retrofit Verification requirements for heavy-duty vehicles on both its NOxMaster(TM) NOx reduction systems. It will also seek certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster for both high particulate reduction as well as high NOx reduction.

The Company has acquired Carbon Cloth Technologies, Inc., of Malibu, California a manufacturer of automotive thermal management systems. Its CarbonGuard(TM) is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product and included as a specified component in tender under offer for use with close to 1,000 particulate traps to be installed over the coming months. A further several hundred buses are anticipated to be upgraded with the CarbonGuard(TM) .It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution to the Company's overhead expense. Negotiations are being held with a number of automotive OEM manufacturers to incorporate CarbonGuard(TM) for a variety of thermal management applications.

Carbon Cloth Technologies has applied for patents in automotive thermal management systems. At present, these are used to enhance the effectiveness of particulate filters which need to maintain 300 degrees centigrade for 30% of a vehicle's operating time otherwise the filters clog and create back pressure. Wherever particulate filters are currently installed, estimated to be at least 30,000 units at present, CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as both the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulates from vehicle emissions are a serious public health problem.

Carbon Cloth has years of experience developing thermal solutions for motorsports industry leaders such as Ferrari, Mercedes-Benz and Penske, which has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution.

A definitive agreement was signed for the acquisition of 51% of ServoTech Industries, Inc, a Ford tier one supplier in Detroit that is expected to be closed at the end of the 4th quarter of 2002. This company employs over 50 people, has revenues approaching $7 million and EBITDA of over $1 million. ServoTech is a licensee of Ford Motor Company on SCR injection technology . It's SOBRIS product is under test and evaluation by a number of automotive manufacturers in the US and Europe.

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


                    PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 23  ---   Consent to incorporation by reference

         Reports on Form 8-K  ---

                 A Form 8-K dated September 13, 2002 reported that the
            Registrant had entered into an agreement with Extengine Transport Systems, LLC, Ecologic, LLC, and Phillip K. Roberts restating and reaffirming certain matters with respect to their relationship and licensing agreements.

                 A Form 8-K dated October 15, 2002 reported that the
            Registrant had completed negotiations and signed an agreement to acquire 51% of the outstanding stock of Servotech
            Industries, Inc. and Servotech Engineering, Inc.



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KLEENAIR SYSTEMS, INC.

Date:   November 13, 2002            /s/   LIONEL SIMONS
                                 By: Lionel Simons, President,
                                     Secretary, Principal Accounting Officer,
                                     & Principal Financial Officer