Form 10KSB
period 2002-12-31
KLEENAIR SYSTEMS INC
filed 2003-04-01
CIK 789885

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549



                            FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the fiscal year ended December 31, 2002

                 Commission file number: 33-3362-D

                        KLEENAIR SYSTEMS, INC
           ----------------------------------------------
           (Name of small business issuer in its charter)


           State of Nevada                                 87-0431043
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification #)


     1711 Langley Avenue, Irvine, CA                          92714
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip code)


Issuer's telephone number:   (949) 955-3492

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

State issuer's revenues for its most recent fiscal year:     $51,235.

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 5, 2003, was $4,469,922 based on the closing stock price on that date.

The number of shares outstanding of the registrant's common stock on December 31, 2002, was 20,270,556 shares.

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

The Company has applied for additional patents related to its NOxMasterTM technology. In September 2002, a patent US # 6,446,940 B1 was issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. Another patent, US # 6,499,463 B1 was issued in December 2002 for a Diesel Fuel Atomizer, which facilitates improved diesel combustion, lower fuel use, and lower emissions of particulates and CO2.

In May 2002, the Company leased new 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company successfully completed the final phase of its London Taxi Program funded by a UK government grant. This in-service test involving several London taxicabs started in January 2002. Emissions testing at Millbrook Proving grounds have now been and results have been forwarded to the Energy Savings Trust. The Company has been notified that it's NOxMaster(TM) system has been approved for the Cleanup Register making it eligible for UK government subsidies. There are approximately 40,000 such taxicabs in service and that represents the potential market opportunity should the system be endorsed as the preferred retrofit product. The same system can then be adapted as a retrofit and OEM product for the general diesel-powered passenger automotive market, which represents approximately 40% of the registered and new vehicle market in Europe.

Test systems have been installed on a Dennis refuse collection truck, a Dennis London Transport bus and a Mercedes-Benz Sprinter 16 passenger bus operated by the Borough of Hounslow in London. An Energy savings Trust grant has been awarded for a test and evaluation program on both these vehicles. Final emissions tests on these vehicles have been scheduled for February 2003. Patent awards have now been confirmed for several European countries including the UK, Germany, France, Italy, Spain and Sweden, and anticipated soon for Japan, Brazil, and China.

Systems have been ordered by several other London Boroughs and were installed by the end of the 3rd quarter of 2002 on both the refuse collection truck and the buses.

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

The Company is preparing to meet CARB and EPA Retrofit Verification requirements for heavy-duty vehicles on both its NOxMaster(TM) NOx reduction system and its Oxidizing Particulate Trap (OPT). It will seek certification of the combination package of its OPT with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The EPA has now published its Selective Catalytic Reduction Protocol (SCR), the absence of which has previously prevented the Company from commencing certification procedures.

The Company has acquired Carbon Cloth Technologies, Inc. of Malibu, California, a manufacturer of automotive thermal management systems. Its CarbonGuard(TM) is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product and included as a specified component in tender under offer for use with close to 1,000 particulate traps to be installed over the coming months. A further several hundred buses are anticipated to be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues during 2003 and make a significant contribution toward covering the Company's overhead expenses. Multiple prototypes have been purchased by a number of automotive OEM manufacturers with a view to incorporating the CarbonGuard(TM) for a variety of thermal management applications.

Carbon Cloth Technologies has applied for patents in automotive thermal management systems. At present this is used to enhance the effectiveness of particulate filters which need to maintain 300 degrees centigrade for 30% of a vehicle operating time. Otherwise the filters clog and create back pressure. Wherever particulate filters are currently installed, at present estimated to be at least 30,000 units, the CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulate emissions from vehicles are a serious public health problem.


Carbon Cloth has years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, which has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution.

A definitive agreement was signed for the acquisition of 51% of ServoTech Industries, Inc, a Ford tier one supplier in Detroit, that was expected to be closed in February 2003. At this time the acquisition has not been completed and discussions continue. The Company signed a marketing agreement with ServoTech under which it receives a percentage of any SOBRIS sales it may generate.

ServoTech employs over 50 people, has revenues approaching $7 million and EBITDA of over $1 million. It is a licensee of Ford Motor Company on SCR injection technology . It's SOBRIS product is under test and evaluation by a number of automotive manufacturers in the US and Europe.

Once production and sales of the NOxMaster(TM) and OPTs begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

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

The Company has complemented its NOxMaster(TM) Ammonia Injection System with a NOxMaster(TM) Diesel Catalytic Converter for the purpose of applying its NOx reduction technology to diesel fueled engines as well as reducing CO, hydrocarbons and particulates emitted by such engines. It has done so through the development of specially formulated ceramic wash-coats that allow for ammonia in the atmosphere and which provides a significant particulate reduction for the retrofit market. It is planning the acquisition of plasma technology capable of much greater reductions of particulate emissions, particularly ultra-fine particulates, the health hazards of which are getting increasing attention by the EPA. Such an integrated ammonia NOx reduction system and plasma particulate reduction system will be suited to both the OEM and retrofit markets.

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

In December 1996, the Company, having no resources available for the international commercial exploitation of its technology rights, and having no business plan for such exploitation of rights outside of the US, agreed to license to an officer of the Company, the European rights to the technology for application to gasoline engines and for world-wide rights for diesel engines. The Agreement called for the Company to receive an 8% royalty plus 30% of a Company to be established overseas and which is now called KleenAir Systems International, Inc. This Company was subsequently formed and it established a wholly owned subsidiary in the UK called KleenAir Systems Ltd. During 1998, the US exploitation rights for that portion of the technology relating to diesel engines was transferred back to the Company in exchange for restricted shares.


The Company began distribution of its CarbonGuard(TM) thermal management system during 2002 and has now started shipping its NOxMaster(TM) products. It has received a forecast order from its European systems integrator, DINREX A/S for the year 2003 of $3,500,000 dollars with an initial stocking order of over $150,000 and monthly orders ranging up to $400,000 during the course of 2003.

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

In order to sell the Company's products in California an Executive Order is required from the State of California. The Company needs to demonstrate that its products do not increase the level of exhaust emissions. The Company has been notified that an Executive Order has been approved

During 2002 development expenses were $337,773 and during 2001 they were $241,904.

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


Item 2.  Description of Property

In May 2002, the Company leased new 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer, computers and other test equipment to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company does not engage in mining operations, oil and gas producing activities or real estate activities.


Item 3.  Legal Proceedings.

The Company is not currently the subject of any litigation.


Item 4.  Submission of Matters to a vote of Security Holders.

There were no submissions to a vote of security holders during 2002.



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

                                     2002                   2001
                              ----------------       -----------------
                               High       Low         High        Low
                              -----      -----       -----       -----
      1st Quarter             $2.45      $1.10       $1.19       $0.22
      2nd Quarter              1.80       0.75        0.85        0.45
      3rd Quarter              1.01       0.47        0.75        0.17
      4th Quarter              0.75       0.30        1.40        0.16

Shareholders: At December 31, 2002 there were 693 shareholders of record with an additional 68 shareholders registered with firms reporting to the Depository Trust Company.

Dividends: No dividends have been paid in the last two fiscal years.


Item 6. Management's Discussion and Plan of Operation.

In addition to the original US Patent # 5,224,346 acquired in April of 1995, US Patent # 5,609,026 "Engine NOx Reduction" was issued in 1997 after successfully overturning a challenge in Patent Court. International patent rights have been granted for these patents and have been issued for Europe (patent # 5 638 139 covering Germany, France and the UK) and international coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries. On November 30, 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", US Patent # 5,992,141. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial exploitation and licensing potential. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. No value has been capitalized on the books for the second and third patents.

Two additional patents were applied for during 2001 that improve the NOxMaster(TM) device in specific relation to its reduction of particulate emissions. The Company believes that a system that reduces particulate emissions as well oxides of nitrogen meets the two major sources of mobile source pollution of greatest concern to he mandating authorities such as the EPA and CARB.

The Company commenced testing on its Sonic Flow Carburetor with a patent granted in September 2002. This device significantly improves fuel-burning efficiency and reduces emissions on gasoline engines by effectively atomizing the fuel into very fine particles for an even and homogenous distribution throughout the engine cylinders. A similar concept is employed in the Company's new duel fuel injector on which a patent was issued in December 2002. This device is designed to improve operating efficiency and reduce emissions on diesel engines by using regular diesel fuel to commence fuel combustion and then switch to atomized fuel. These new products are the result of following through on the Company's mission to develop technologies that significantly reduce polluting emissions and improve operating efficiencies.

The first product, the NOxMaster(TM) device is currently in the final stages of refinement. Nitrogen Oxides (NOx) are the most difficult auto exhaust pollutants to control. They are not from the engines fuel but are produced by the oxidation of nitrogen in the combustion of air. Their formation requires high temperature (2500 degrees F and above). The higher the temperature, the more NOx is produced. Thus NOx is produced in proportion to engine power output and efficiency. Meeting even the current minimum standards requires sacrifice of performance and economy.

The NOxMaster(TM) utilizes both the non-catalytic reaction that occurs at high temperature, and the catalytic reaction at lower temperature. Tests have confirmed this approach. Further test data has shown the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster(TM) device gives the manufacturer a method of control that is essentially independent of engine operating parameters and provides new options for economy and performance.

As of this filing, the NOxMaster(TM) Diesel Catalytic Converter has completed road trials and is now currently available for production and delivery during the year 2003 to potential overseas customers. This product can also be distributed in states other than California where an Executive Order (EO) is required before distribution can commence. The Company is planning a Beta Test and Evaluation program with major fleet operators in Southern California who are required to submit pollution control plans to the Southern California Air Quality Management District (SCQMD). Retrofit Verification testing for the EPA and CARB is planned at the Southwest Research Institute in San Antonio, Texas.

The Company has received an EO from the CARB in enabling it to sell its product in the State of California. The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California.

The recently introduced requirement to secure a Retrofit Verification approval from the CARB or EPA for SCR technology is needed in order to qualify for SIP and Emission Trading Credits. These enable the user to sell credits to cover the cost of equipment and operations.

The Company is planning to apply for EPA and CARB Retrofit Verification in the second and third quarters of 2003 in line with new protocols for Selective Catalytic Reduction (SCR) now finalized by those agencies. These verifications are necessary to permit sale of the Company's NOxMaster(TM) system nationwide and to qualify its customers for emission credits.

The emphasis for emission trading credits is on NOx reduction products, thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits, published by the California Environmental Protection Agency, Air Resources Boards and Mobile Source Emission Reduction Credits were approved by the ARB on February 19, 1993.

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

The Company has signed a distribution agreement with DINEX A/S of Denmark and its UK subsidiary Dinex UK Ltd. Under this agreement DINEX has a non-exclusive right to sell the Company's products in its market area which consists of Scandinavia, UK, Germany, France, Italy and Spain. DINEX has forecast purchases of over $3,500,000 for the year 2003.

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial production and sales.

On December 29, 1999 the Company signed a Letter of Intent with ExtEngine Transport Systems, LLC regarding the awarding of licenses for commercial exploitation of the Company's technology in China, India, California and the US Urban and School Bus markets. This was subsequently followed by completion of Licensing Agreements, the exclusive terms of which, if fulfilled, would represent significant income to the Company over the succeeding 10 years. As part of the Agreement, Extengine Transport Systems LLC has invested funds in the Company to cover the costs of research and development to fulfill contracts requiring the demonstration of NOx reduction capability with regard to a number of engines supplied by major Chinese automotive companies. Discussions have also been held with various California Transportation Authorities with regard to the testing of the Company's products on its buses as part of the Extengine drive to exploit the Company's technologies in the Urban Bus market.

This license has now, by mutual agreement, been set aside. Extengine no longer has exclusive rights for India and China but retains a limited exclusive in the US Urban Bus market.

The Company has moved into a 10,000 square foot Research and Development facility in Irvine, California where it has expanded its R & D dynomometer testing capabilities and broadened the range of engine types and sizes for which it can customize its products.


Several NOxMasterTM units have been installed and are in service on a number of London Taxicabs where they are continuing field tests. Systems have also been installed on a London Borough 16 passenger Mercedes Sprinter bus and a waste collection truck.


Item 7.  Financial Statements

See the Index to Financial Statements on page F-1 immediately following the signature page of this Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act

      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------

Lester Berriman       78   Director/ VP-Research    2 years    April 1995

Lionel Simons         68   Director/President/      2 years     Dec. 1995
                           Secretary/Treasurer

Hamid Servati         50   Director/Consultant      2 months    Nov. 2002

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

Hamid Servati, Vice Chairman. Dr. Servati attended the University of California at Santa Barbara where he earned his undergraduate degrees and his Doctorate in Engineering. He then worked as a contract consulting engineer to Ford Motor Company in Detroit from 1984 to 1987 when he founded ServoTech, of which he is President and CEO. He became a tier one supplier to Ford in 1989, providing a variety of consulting engineering services. He also founded ServoTech Industries, Inc., a manufacturer of prototypes and high precision components for the automotive and related industries.


Item  10. Executive Compensation

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 2001, the Company awarded the following non-cash stock compensation for services rendered:

      (a) SUMMARY COMPENSATION TABLE

                        Annual Compensation
------------------------------------------------------------------------
   Names and                   Salary/           Other Annual    Market
Principle Position      Year     Fee     Bonus   Compensation    Value
---------------------   ----   -------   -----  --------------  --------
Lionel Simons           2002   $   -0-   $ -0-      None        $   -0-
President/Secretary     2001       -0-     -0-  300,000 shares    27,720
                        2000       -0-     -0-  100,000 shares    17,000

Lester Berriman         2002   $   -0-   $ -0-      None        $   -0-
Chairman/ VP-Research   2001       -0-     -0-  300,000 shares    27,720
                        2000       -0-     -0-  100,000 shares    17,000

William H. Ward, Jr.    2002   $   -0-   $ -0-      None        $   -0-
Director/Consultant     2001       -0-     -0-   50,000 shares     4,620 (1)
                        2000       -0-     -0-   50,000 shares     8,500 (1)

Hamid Servati           2002   $   -0-   $ -0-      None        $   -0-  (2)
Director/Vice Chairman  2001      N/A     N/A       N/A             N/A
                        2000      N/A     N/A       N/A             N/A

John Zabsky             2002   $24,000   $ -0-      None        $   -0-  (1)
  d.b.a. John Z Co      2001    24,000     -0-  200,000 shares    18,480 (1)
Consultant              2000       -0-     -0-   50,000 shares     8,500 (1)

(1) Compensation is provided to Mr. Zabsky as an outside consultant.
(2) Mr. Servati was issued 500,000 shares valued at $87,500 prior to becoming a director as part of an attempt to acquire 51% of two entities that he owns.


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

      (f) EMPLOYMENT CONTRACTS

    The Company has no employment contracts with executive officers.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)           of Class
--------       ----------------------      ------------          --------
Common         Pollution Control Inc.         4,993,877            24.64%
               328 Bay street
               Nassau, Bahamas

Common         Lionel Simons                    714,808 (2)(3)      3.53%
               36 Corniche Drive
               Dana Point, CA 92629

Common         Lester Berriman                1,362,048             6.72%
               18871 Portofino Drive
               Irvine, CA 92715

Common         Prudent Bear Funds, Inc.       3,141,045            15.50%
               8140 Walnut Hill Lane
               Suite 405
               Dallas, TX 75231

Common         John Zabsky                    1,180,432 (4)         5.82%
               3640 S Main St
               Santa Ana, CA 92707

Common         Extengine Transport Systems      400,000 (5)         1.97%
               1370 S.  Acacia
               Fullerton, CA 92831

Common         Ecologic LLC                   1,090,000 (5)         5.38%
               1370 S.  Acacia
               Fullerton, CA 92831



    (1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2002.
    (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
    (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.
    (4) This total represents shares held by Mr. Zabsky in his own name, as well as shares held by John Z Company, a corporation wholly owned by Mr. Zabsky.
    (5) Extengine and Ecologic are entities that share common control between them and, though listed separately in this list are treated as one entity for purposes of the Company's dealings with them.

The following table sets forth a list of the beneficial ownership in the Company by officers and directors.

                                            Amount of
Title of        Name and Address of        Beneficial           Percent
 Class            Beneficial Owner          Ownership          of Class
--------       ---------------------       ----------          --------
Common         Lionel Simons                5,708,685 (2)(3)    28.16%
               36 Corniche Drive                      (4)
               Dana Point, CA 92629

Common         Lester Berriman              1,362,048            6.72%
               18871 Portofino Drive
               Irvine, CA 92715

Common         Hamid Servati                  500,000            2.47%
               510 Savage Road
               Belleville, Mi 48111


Common         William H. Ward, Jr.           590,000 (5)        2.91%
               273 Hanover Drive
               Costa Mesa, CA 92626

Common         All officers and directors
                   as a group:              7,570,733 (5)       37.35%


    (1) All shares presented are common shares. No preferred shares were held by members of Management at December 31, 2002.
    (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
    (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.
    (4) Due to the controlling interest in Pollution Control, Inc. held by Lionel Simons, shares held by Pollution Control have been attributed to him for purposes of this total.
    (5) At December 31, 2002, Mr. Ward was no longer a director. His shares have been excluded from the total presented for all officers and directors as of that date.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lionel Simons, President of KleenAir Systems, Inc. is also President of, and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control, which permits him to vote on its behalf.

See also the discussion of related party transactions presented at Note 13 to the financial statements.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report or are incorporated by reference.


     Financial Statements -- The following information has been included in response to Item 8.

                                                                   Page

       - Report of Independent Certified Public Accountants        F-2
       - Consolidated Balance Sheets                               F-3
       - Consolidated Statements of Operations                     F-4
       - Consolidated Statements of Shareholders' Equity           F-5
       - Consolidated Statements of Cash Flows                     F-8
       - Notes to Consolidated Financial Statements                F-9


     Exhibits--The following Exhibits are furnished as a part of this report:

          Exhibit No.                          Description
          -----------       ----------------------------------------------
             23.1           * Consent of Robert Early & Company, P.C.

     ------------------
     * Filed herewith.


 (b)  Reports on Form 8-K

        None


Item 14.   Controls and Procedures

Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                              SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KLEENAIR SYSTEMS, INC.

Date:  March 31, 2003                      /s/ LIONEL SIMONS
                                      By: Lionel Simons., President,
                                      Secretary, Principal Accounting
                                      Officer, & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                    Title           Date
--------------------------            --------      --------------



 /s/ LIONEL SIMONS                    Director      March 31, 2003
 Lionel Simons


 /s/ LESTER BERRIMAN                  Director      March 31, 2003
 Lester Berriman


 /s/ HAMID SERVATI                    Director      March 31, 2003
Hamid Servati




                              CERTIFICATION

I, Lionel Simons, certify that:

1.  I have reviewed this annual report on Form 10-KSB of KleenAir Systems
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                  /s/ Lionel Simons
                                     Lionel Simons, Chief Executive
                                     Officer and Chief Financial Officer

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)




                    INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
      Report of Independent Certified Public Accountants  .  .  .  .  .  F-2

      Consolidated Balance Sheets as of December 31, 2002 and 2001 .  .  F-3

      Consolidated Statements of Operations for the years ended December 31, 2002 and 2001. . . . . . . . . . F-4

      Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002 and 2001. . . . . . . . F-5

      Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001. . . . . . . . . . F-8

      Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  F-9
















                                   F-1




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Irvine, California


We have audited the accompanying consolidated balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders'
equity and cash flows for the years then ended.   We have also audited the
cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years and cumulative period then ended in conformity with accounting principles generally accepted in the United States of America.

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




/s/  ROBERT EARLY & CO
Robert Early & Company, P.C.
Abilene, Texas

February 22, 2003



                                   F-2

                       KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2002 and 2001


                                ASSETS

                                                      2002             2001
                                                    ----------      ----------
CURRENT ASSETS:
    Cash                                           $   76,758      $   33,479
    Accounts receivable                                 12,542           1,600
    Accounts receivable from related parties            50,000              -
    Advances                                            52,000              -
    Parts inventory (at cost)                          114,076
    Prepaid expenses                                   121,542         119,862
    Loans to licensee                                  220,000              -
                                                    ----------      ----------
          Total Current Assets                         646,918         154,941

PROPERTY AND EQUIPMENT (net)                           195,620          55,237

OTHER ASSETS:
    Patent license (net)                             1,617,380         152,781
                                                    ----------      ----------
    TOTAL ASSETS                                    $2,459,918      $  362,959
                                                    ==========      ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ($69,534 and $74,899 due to
    related parties, respectively)                  $  150,176      $   95,931
  Advances from directors                               95,850          95,850
  Capital lease liability                                4,811              -
  Note payable to related entity                        50,000              -
                                                    ----------      ----------
      Total Current Liabilities                        300,837         191,781
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
     (10,000,000 shares authorized,
     none outstanding)                                      -               -
  Common stock, $.001 par value (50,000,000 shares
     authorized, 20,270,556 and 15,391,069
     outstanding, respectively)                         20,271          15,391
  Additional paid-in capital                         6,959,717       3,857,649
  Deficit accumulated during the development stage  (4,820,907)     (3,701,862)
                                                    ----------      ----------
         Total Stockholder's Equity                  2,159,081         171,178
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,459,918      $  362,959
                                                    ==========      ==========

The accompanying notes are an integral part of these financial statements.
                                    F-3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               For Years Ended December 31, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                               2002        2001   opment Stage
                                           ----------  ----------  -----------
REVENUES                                   $   51,235  $  123,788  $   175,023

COST OF REVENUES                               50,461          -        50,461
PRODUCT DEVELOPMENT COSTS                     337,773     241,904    1,042,471

OPERATING EXPENSES:
  Personnel costs                              84,697      60,328      667,299
  Consultants                                 439,185     326,385    2,043,930
  Professional fees                           162,276      32,462      395,691
  Office expenses                              17,738       1,911       43,363
  Depreciation                                 33,579      15,250       61,830
  Amortization of intangible assets            65,511          -        65,511
  Advertising and promotion                    57,552       1,865      211,764
    Loss on cancellation of licensing
     agreements                                   -           -        19,860
  Rent                                         63,250      18,750      114,500
  Travel                                       94,874      41,943      199,998
  Other expenses                               71,562       6,872       90,621
  Unknown losses under prior ownership             -           -       151,518
                                           ----------  ----------  -----------
   Total operating expenses                 1,090,224     505,766    4,065,885
                                           ----------  ----------  -----------
(LOSS) FROM OPERATIONS                     (1,427,223)   (623,882)  (4,983,794)

OTHER INCOME AND (EXPENSES):
  Interest income                                  15          71        2,515
  Interest expense                             (2,189)         -        (2,189)
  Amortize discount on receivables                 -           -        20,259
                                           ----------  ----------  -----------
(Loss) before income taxes                 (1,429,397)   (623,811)  (4,963,209)
  Benefit from Deferred taxes                 397,852          -       397,852
                                           ----------  ----------  -----------
(Loss) Before Extraordinary Item           (1,031,545)   (623,811)  (4,565,357)

Extraordinary Item:
  Costs of terminated acquisitions            (87,500)         -      (255,550)
                                           ----------  ----------  -----------
Net (Loss)                                $(1,119,045) $ (623,811) $(4,820,907)
                                           ==========  ==========  ===========
Earnings per Share (Basic):
(Loss) Before Extraordinary Item           $    (0.06) $    (0.05) $     (0.67)
(Loss) From Extraordinary Item                     -           -         (0.03)
                                           ----------  ----------  -----------
Net (Loss) Per Share                       $    (0.06) $    (0.05) $     (0.71)
                                           ==========  ==========  ===========

Weighted Average Shares Outstanding
  Basic                                    17,729,544  13,372,112    6,797,174
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


(Continued on next page)


The accompanying notes are an integral part of these financial statements.
                                     F-5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  To officers and directors                -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  To officers and directors                -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       195,000         195     104,805          -            -
  For services                             -         -     1,749,487       1,749     293,087          -            -
  To officers and directors                -         -       850,000         850      77,690          -            -
  For rent                                 -         -        17,500          18       6,232          -            -
Net loss                                   -         -            -           -           -           -      (623,811)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/01                         -         -    15,391,069      15,391   3,857,649          -    (3,701,862)


(Continued on next page)

The accompanying notes are an integral part of these financial statements.
                                     F-6

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

   BALANCES, 12/31/02                      -   $     -    20,270,556  $   20,271  $6,959,717   $      -   $(4,820,907)
                                    =========  ========   ==========  ==========  ==========   =========  ===========





 The accompanying notes are an integral part of these financial statements.
                                      F-7

                         KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Years Ended December 31, 2002 and 2001

                                                                   Cumulative
                                                                  During Devel-
                                              2002        2001    opment Stage
                                          -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                $(1,119,045) $ (623,811) $(4,820,907)
Adjustments to reconcile net (loss) to
  net cash provided by operations:
  Losses prior to current ownership                -           -       151,518
  Depreciation                                 33,579      15,250       61,830
  Amortization of:
    Prepaid expenses                          170,270     237,813      838,428
    Intangibles                                65,511          -        65,511
    Deferred services                              -           -       250,267
  Stock issued for services                   192,184     220,876    1,840,642
  Deferred income taxes                      (397,852)         -      (397,852)
  Stock issued for extraordinary loss          87,500          -       140,550
Change in operating assets and liabilities:
  Accounts receivable                         (90,545)     54,094      (92,145)
  Inventory                                   (91,538)         -       (91,538)
  Advances to consultants                          -           -        20,000
  Prepaid expenses                            (46,200)         -      (247,000)
  Trade accounts payable                      (41,899)    (23,220)      54,032
                                           ----------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES      (1,238,035)   (118,998)  (2,226,664)
                                           ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                     (172,570)    (10,006)    (247,757)
  Patent licensing costs                      (56,107)    (22,732)    (131,488)
  Business acquisition                        (44,820)         -       (44,820)
  Notes receivable                           (220,000)         -      (220,000)
                                           ----------  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES        (493,497)    (32,738)    (644,065)
                                           ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock               1,720,000     105,000    2,794,459
  Capital lease obligation                      7,765          -         7,765
  Payments on capital lease                    (2,954)         -        (2,954)
  Additional capital contributions                 -           -         2,367
  Advances from directors                      50,000      55,850      145,850
                                           ----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   1,774,811     160,850    2,947,487
                                           ----------  ----------  -----------
NET INCREASE IN CASH                           43,279       9,114       76,758

CASH AT BEGINNING OF YEAR                      33,479      24,365           -
                                           ----------  ----------  -----------
CASH AT END OF YEAR                        $   76,758  $   33,479  $    76,758
                                           ==========  ==========  ===========

  See Note 3 for Supplemental Disclosures


The accompanying notes are an integral part of these financial statements.
                                     F-8

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002 and 2001


DESCRIPTION OF BUSINESS

KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. The Company has had various names during its existence as various endeavors were attempted. None of these proved fruitful. The Company was most recently known as Investment & Consulting International, Inc. until April 1995. At that time, the Company purchased a patent for a proprietary device shown to be capable of neutralizing the environmental impact of nitrous oxide from the emissions from automobile exhaust without significant modification to the vehicle. This device is known as the "NOxMASTER(TM)." Soon after the acquisition of this patent and the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards.

During April 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth). Carbon Cloth owns the exclusive rights to manufacture and market automotive thermal management systems. Certain applications of the Company's NOxMaster(TM) are enhanced by the addition of the main product offered by Carbon Cloth. The sharing of Carbon Cloth's customer base and contacts in connection with the compatibility and joint benefits of the mutual products are expected to enhance sales of both products.


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

Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all material intercompany accounts, transactions, and profits.

Patent and Licensing Costs -- Only the direct costs of obtaining license or patents and costs of extending or perfecting the patents are available for
capitalization.   These capitalized costs are amortized over the estimated
useful life of the patent, generally five to fifteen years, using the straight-line method. The cost of patent applications in process is not amortized until patents are issued. In the event of a patent being superseded, the unamortized costs are written off immediately. All costs of research and development are charged to operations as development costs when incurred and are included in results of operations.

The Company purchased the rights to the patent for its NOxMASTER((TM)) and developed other patents as discussed at Note 7 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and will be amortized once the Company commences sales of the product. Amortization is expected to be charged on a straight-line basis over ten years. No amortization expense related to these rights has been charged to operations because development of the underlying patented device has not been completed. Amortization will begin when sales of the device are initiated.

The acquisition cost allocated to the CarbonGuard((TM)) (Carbon Cloth's intangible asset) is being amortized over fifteen years beginning May 2002.

Inventory -- Inventories are stated at the lower of cost or market.

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

Deferred tax assets and liabilities are the amounts by which the Company's future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to increase future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 6 below discusses the amounts of deferred tax benefits and deferred tax liabilities. The Note also presents the impact of significant differences between financial reporting income and taxable income.

Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per share. The computation of basic earning per share is based on the weighted average number of common shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional issuable shares, assuming the exercise of certain vested and non-vested stock options and warrants and conversion rights, reduced by the number of shares that could be purchased from any proceeds generated.

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

Stock-Based Compensation -- The Company grants stock options for a fixed number of shares to employees and consultants with an exercise price either equal to the fair value of the shares at the date of the grant or at a fixed price determined by the board of directors. The Company accounts for stock option grants in accordance with FASB Statement No.
123. This involves the use of option valuation models. No compensation expense has been recognized during 2002 or 2001 due to valuation model calculations that indicated no value for the options granted.

Reclassifications -- Certain reclassifications have been made to the prior year and cumulative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


NOTE 2:   GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has neither sufficient operating revenues nor disposable assets to fund completion of its development program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to lend money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely.

Management has been in contact with various parties who are interested in providing funding for the completion of testing and trials to obtain certifications from the State of California and the EPA regarding the product's ability to function as an emission control device. Because of these contacts, Management anticipates that efforts to obtain certification will be continued and that there should be no substantial difficulties in obtaining sufficient financing to obtain such certifications and subsequent distribution. Additionally, testing in England has proven quite successful and it is anticipated that product sales and installation will begin there through the Company's UK affiliate during 2003. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3:   SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                   Cumulative
                                                                  During Devel-
                                              2002       2001     opment Stage
                                           ---------  ----------  -----------
Cash payments for:
    Interest                               $      -   $       -   $        -
    Income taxes                                  -           -            -

Non-cash investing and financing trans-
    actions (Stock has been issued
   for the following):
    Compensation and directors' fees          92,912      78,540      819,560
    Consultants and prepaid services         225,022     301,086    1,690,757
    Equipment                                     -           -         8,300
    Patent licensing                              -           -        14,900
    Repurchase of U.S. diesel license             -           -        62,500
    Acquisition of National Diversified
     Telecom, Inc.                                -           -       140,550
    Sale of marketing licenses for
     notes receivable                             -           -     1,736,558
    Acquisition of Carbon Cloth
     Technologies, Inc.                      981,514          -       981,514
    Uncompleted business acquisition          87,500          -        87,500


NOTE 4:   RECEIVABLES

During 2002, the Company advanced $45,000 to NOxMaster, Ltd. of England for expenses incurred in the testing of the product on London taxicabs and buses. NOxMaster was awarded a portion of a U.K. government-funded grant for this testing. An additional $5000 was advanced to a consultant.

An advance of $52,000 was provided to one of the principles of Carbon Cloth against stock to be issued to him under his employment agreement. This receivable is to be repaid when the Company issues the contractual shares (which have been recorded as outstanding though not issued at year end).

During the first quarter of 2002, the Company lent $120,000 to a licensee. This loan is secured by 100,000 shares of the Company's stock and was expected to be satisfied before the end of the year. This loan and the stock were later assigned to a third party by the licensee. No date has been set for repayment by the third party. During the third quarter, the Company lent this same entity another $100,000 secured by 120,000 shares of the Company's stock. The note called for repayment during March 2003, but that date has been extended pending settlement of negotiations regarding various licenses. (See Note 7.)


NOTE 5:   PREPAID EXPENSES

The Company follows a practice of employing consultants for advisor services. Typically, these agreements are for one year periods and call for the bulk of their compensation to be paid with stock at the initiation of the services. The stock called for under the contracts is valued at its estimated fair value based on the trading price at the start of the contract and recorded as prepaid services. This prepaid cost is amortized to consulting fees over the one-year period of the contract.

In 2001, the Company entered into consulting agreements, funded with unrestricted stock valued at $158,750. In 2002, the Company started contracts with a combination of unrestricted and restricted stock valued at a total of $125,750. Amortization of these costs during 2002 and 2001 was $170,270 and $39,688, respectively. Balances of items making up prepaid expenses at December 31, 2002 and 2001 were as follows:

                                                    2002            2001
                                                 ----------      ----------
    Consulting agreements                        $   74,542      $  119,062
    Rent                                             46,200              -
    Taxes                                               800             800
                                                 ----------      ----------
      Totals                                     $  121,542      $  119,862
                                                 ==========      ==========

NOTE 6:   FEDERAL INCOME TAXES

Because of timing, relative insignificance, and changes in control and management, the Company believes that it cannot benefit from operating losses before 1995 in calculating its income taxes. Operating losses reported for tax purposes vary from accumulated deficits in retained earnings due to differences in tax treatment, deductibility, or timing of
various items.   The tax loss carry-forwards are as follows:

                                       Amount of Net
               Year of                 Operating Loss
              Expiration               Carry Forward
              ----------               --------------
                 2010                  $    148,187
                 2011                       901,206
                 2012                        79,438
                 2018                       305,825
                 2019                       804,046
                 2020                       720,022
                 2021                       626,785
                 2022                     1,460,856
                                       ------------
                                       $  5,046,365
                                       ============

The Company has deferred tax assets and liabilities at December 31, 2002 and 2001. These have arisen from the difference in the depreciation deduction for book and tax purposes, from operating loss carry-forwards, from the difference between the tax and book bases for the patent acquisition, and from the acquisition of Carbon Cloth. These result in net deferred tax assets totaling $2,987,430 and $2,006,200 at December 31, 2002 and 2001,
respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2002 and 2001. The following table sets forth the reconciling items between income per books and taxable income.

                                                   2002            2001
                                               -----------      ----------
    Book loss                                  $(1,119,045)     $ (623,811)
    Deferred tax benefit                          (397,852)             -
    Non deductible expenses                          7,116              -
    Depreciation                                     1,098          (2,974)
    Amortization of intangibles                     47,829              -
                                               -----------      ----------
    Tax loss                                   $(1,460,854)     $ (626,785)
                                               ===========      ==========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from differences in the tax and book bases for the patents (including the Carbon Cloth acquisition). The Company's deferred tax liabilities and assets are as set out below:

                                                   2002             2001
                                                 ----------      ----------
    Deferred tax assets:
      Patent costs                               $1,390,404      $1,187,484
      Net operating losses                        2,008,958       1,219,073
                                                 ----------      ----------
           Total                                  3,399,362       2,406,557
                                                 ----------      ----------
   Deferred tax liabilities:
      Property and equipment                          2,553           2,553
      Investment in Carbon Cloth                    409,375              -
                                                 ----------      ----------
           Total                                    411,928           2,553
                                                 ----------      ----------
    Net deferred tax asset                        2,987,434       2,404,004

    Valuation allowance                          (2,987,434)     (2,404,004)
                                                 ----------      ----------
      Amount reported on Balance Sheet           $       -       $       -
                                                 ==========      ==========

In 2002, the Company acquired Carbon Cloth Technologies, Inc. in an exchange of stock. In recording that acquisition, the Company was required to recognize a deferred tax liability for the difference in the book basis (acquisition cost) of Carbon Cloth and its tax basis. The same rules for deferred taxes require that the liability be offset by deferred tax assets if they exist. When this was done, a benefit was realized because the Company has previously (and prospectively) maintained a valuation allowance against its deferred tax assets because of its inability to foresee the timing of their utilization.


NOTE 7:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOxMASTER(TM)") shown to reduce the pollutant content of automobile emissions. The cost of acquiring this patent was capitalized under the caption "Patent license" on the balance sheet. After the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of vehicles. Also, the Company has been performing tests aimed at obtaining California and EPA certifications to be able to advertise and sell the device as a pollution reduction system. The Company obtained a ruling by the California Air Resource Board in 2001 that the diesel device does not increase pollutants. Obtaining the ruling and certification greatly expands the markets for the device. The Company's rights to the patent are subject to royalties totaling 7% of wholesale sales. The royalties do not require the Company to make minimum payments. Management has estimated that additional costs required to obtain governmental certifications should be in the $250,000 to $400,000 range.

During 2002, the Company acquired Carbon Cloth Technologies, Inc. in order to obtain rights to its CarbonGuard(TM) technology. This product is currently being marketed and the Company expects to be able to increase the product's market penetration. The CarbonGuard(TM) is a product that provides innovative insulation capabilities for stationary and high-performance engines.

Besides the tests toward certification in California, the products have been tested in England for their application to pollution control on diesel taxicabs and buses. This testing is being carried on by NOxMaster, Ltd., an entity in which the Company owns a small equity interest and has granted a marketing license while retaining a right to royalties as discussed below.

The Company has continued to obtain additional patents that extend and protect its primary patent. A device for emission control on small engines has also been patented. Legal costs to file these patents are being capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, and sell the NOxMASTER(TM)'s application to diesel engines. In addition, the agreement granted the same rights for the application of the NOxMASTER(TM)' to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established, KleenAir Systems International, Inc. (KSI), in the United Kingdom and transferred this license to it. NOxMaster Ltd. of the UK is a wholly owned subsidiary of KSI. The Company received a 30% ownership interest in KSI and is to receive a royalty of 8% of its gross revenue. During 1998, the Company repurchased the rights to the diesel system in the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KSI also entered into a license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This license is for a ten-year, nonexclusive, worldwide manufacturing, marketing, and selling license for NOxMASTER(TM) devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights agreement for application of the NOxMASTER(TM) to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights agreement for application of the NOxMASTER(TM) devices in China and India and to school and urban buses. These licenses set out per unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability. During 2002, the Company has moved to eliminate Extengine's exclusivity in certain markets. This action has been undertaken because of certain actions and certain inactions on the part of Extengine. Management is hoping to reach a negotiated compromise with regard to these licenses.


NOTE 8:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2002 and 2001.

                                                    2002            2001
                                                 ----------      ----------
   Office furniture and equipment                $   61,497      $    9,891
   Test vehicles                                     28,028           5,750
   Analysis equipment                               158,358          67,847
   Leasehold improvements                            11,682              -
                                                 ----------      ----------
   Totals                                           259,565          83,488

        Accumulated depreciation                    (63,945)        (28,251)
                                                 ----------      ----------

   Net Property and Equipment                    $  195,620      $   55,237
                                                 ==========      ==========

Depreciation expense totaled $33,579 and $15,250 for 2002 and 2001. The office furniture and equipment, the analysis equipment, and the test vehicles are being depreciated on a straight-line basis over five years. Leasehold improvements are being depreciated on a straight-line basis over 39 years.


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

In July 2000, the Company filed an S-8 registration to register 1,200,000 shares for the compensation under five consulting agreements and reserved 750,000 shares for the future exercise of options under an Employee Stock Option Plan, discussed below. The shares for the consultants were issued in July in order to obtain those services. Subsequent to this filing, the board has issued 550,000 of the shares reserved for the ESOP. Directors/officers and a key engineering consultant were issued 300,000 of these shares for unpaid services and a consultant who had previously been issued 250,000 restricted shares for his services requested that he be allowed to exchange those shares for S-8 shares and was allowed to do so under advice of legal counsel. During 2002, the Company issued an additional 76,800 shares under this plan.

In September 2001, the Company filed an amendment to its S-8 to register an additional 2,200,000 shares. Of these shares, 1,270,000 were issued in October to consultants for services to be provided over the next year. Another 21,687 of these shares were issued to product development consultants. During 2002, the Company issued (or contracted to issue) 576,192 shares to consultants and employees.

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

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 24,000 common shares valued at total of $111,875. Directors were issued a total of 4,000 shares valued at $22,500. This stock-based compensation, as well as the transactions described below, has been valued as described in Note 9. The Company also issued 27,334 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 was received for 66,814 shares under the Regulation S offering prior to December 31, 1995, with the shares being issued during 1996.

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

During 1997, the Company issued 66,666 preferred shares to its president in accordance with his employment contract. During December 1998, the Board approved the issuance of 320,000 shares of stock to themselves and key consultants as compensation for services rendered during 1998. Both of these sets of shares have been included as outstanding shares and the costs have been recognized as expenses in the relevant periods. The shares were issued during 1999.

During 1998, preferred stockholders exchanged 403,330 shares for a like number of common shares. The Company issued 2,000,000 shares to a financial and public relations consultant for services; 2,000,000 and 800,000 shares to Pollution Control, Inc. for license and cash as discussed at Note 13; and 100,000 shares to a development consultant. A director was issued 20,000 shares for his services.

During March 1999, the Company issued 600,000 shares under its S-8 plan discussed at Note 9 for investment guidance. These shares were valued at $75,000. Public relations/financial services were obtained during 1999 through the issuance of 508,334 shares valued at $175,079. Analysis and test equipment was acquired in exchange for 33,200 shares valued at $8,300. The Company also issued 146,800 shares for $35,800 cash and exchanged 61,334 common shares for the retirement of a like number of preferred shares.

During 2000, the Company issued 1,400,000 shares to Ecologic, LLC (an affiliate of Extengine, Inc.) for $350,000 under an agreement to provide funds for product testing. The Company issued 300,000 shares valued at $51,000 to officers and directors and key engineering consultant in lieu of cash payments for their services to the Company. Outside consulting services were obtained in exchange for 1,344,266 shares valued at $553,868. (See discussion at Note 9 regarding 1,200,000 of these shares.) The Company also retired the last of its outstanding preferred shares through their conversion to 163,334 common shares. One of the issuance of shares for services included warrants (discussed below). The holders exercised a 14,000 of these warrants for proceeds of $8,750.

As discussed in Note 13, the Company also issued both common and preferred stock for consulting services and employment agreements.

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

As mentioned above, during 2000, the Company issued warrants in conjunction with a stock issuance. These consisted of 138,000 warrants to buy one restricted share at $0.625 per warrant and expired on November 30, 2001. Of these, 14,000 were exercised during 2000 and the rest expired. The Company also issued two warrants to Ecologic. The first warrant which expired January 31, 2001, was for the purchase of 1,000,000 shares at $.25 per share. Ecologic purchased 900,000 shares under this warrant during 2000, leaving a balance of 100,000 that were allowed to expire. The second warrant, which expired January 31, 2002, was to purchase 1,000,000 shares at the greater of $1 or one-half the average thirty-day bid price per share. This warrant expired without exercise

During 2001, the Company issued 218,500 restricted shares valued at $120,436 to consultants. Another 850,000 restricted shares valued at $78,540 were issued to directors and a key research person for services over the last year. Cash of $105,000 was received for the issuance of 375,000 restricted shares. Consultants were issued 1,368,487 unrestricted S-8 shares valued at $180,650.

During 2002, the Company issued the following restricted shares: 15,500 valued at $3,500 for product development, 50,000 valued at $16,250 for legal services, 100,000 valued at $32,500 for contract settlement, 500,000 valued at $87,500 for uncompleted acquisition, and 833,250 valued at $924,908 for Carbon Cloth acquisition. Another 2,804,545 restricted shares were issued for cash totaling $1,720,000. In addition to restricted shares,
the Company issued free-trading shares as follows:   524,192 valued at
$257,342 for consulting services, 40,000 valued at $44,400 for Carbon Cloth acquisition, and 12,000 valued at $8,340 for product development.


NOTE 12:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. The Company had a warrant to purchase 240,000 shares and an option to purchase 200,000 shares at $0.625 per share outstanding at December 31,2002. Both of these expire in 2004. These underlying shares have not been added to outstanding common shares in a presentation of diluted earnings per share because the presentation would prove anti-dilutive.


NOTE 13:   RELATED PARTY TRANSACTIONS

Most of the Company's consultants have, historically, also been stockholders of the Company. This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became preferred stockholders. Individuals involved with the previous owner have also continued many of the development and other services that they were previously providing.

Although the Company has no official office, the official address of the Company has been the same as that of its vice-president of engineering until the last quarter of 1999. Management believes that the value of the use of this address is minimal and no expense has been recorded. In the last quarter of 1999, the Company began leasing office and laboratory space from third parties.

See also the discussion of the granting of a license for Europe to the Company's President at Note 7 and the discussion at Note 14 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock that it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 7, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled by the Company's President. Pollution Control's voting rights are also held by the Company's President. These transactions effectively transferred control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.

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

In July 2001, the Board approved the issuance of 850,000 restricted shares to themselves and an engineering consultant in lieu of cash payment for services rendered to the Company during 2001. Additionally, the Board approved allowing the Board to purchase restricted shares to obtain cash. One member of the Board and an entity related to a member of the Board paid $85,000 for 325,000 shares.

During December 2002, members of the Board purchased 350,000 shares of restricted stock for $70,000. Additionally, Pollution Control, Inc. lent the Company $50,000 documented in a demand note.


NOTE 14:   EXTRAORDINARY LOSS ITEMS

During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc. (NDT). The Company's president was also a significant owner of NDT. The acquisition required the issuance of 40,000 shares of the Company's restricted common stock. In addition, the Company advanced $15,000 to NDT for operations. It was subsequently determined that the Company would not benefit from the attributes of NDT that the Company had anticipated. As a result of this determination, the Company defaulted on its agreement to provide an additional $5,000 to NDT and moved to "undo" the agreement. In "undoing" the agreement, the Company did not receive back the $15,000 or the stock. The value of the shares, the $15,000, NDT audit fees paid by the Company and certain other costs were reported as an extraordinary item in the Statement of Operations during 1996.

In 2002, the Company initiated an acquisition agreement. By the terms of the agreement, the Company issued 500,000 restricted shares to the owner of the target as a discussion incentive. Additional shares and cash were due on consummation. This deal has fallen through for at least the time being. These shares, valued at $87,500, have been recorded as an extraordinary expense during 2002.


NOTE 15:   ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth), a California corporation. Carbon Cloth is a manufacturer of automotive thermal management systems. Its CarbonGuard(TM) product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. It is expected that this product will generate meaningful revenues during the 2003 and make a significant contribution toward the Company's overhead expense. It is also expected that there will be a synergy of sales from the combination of presentations for the Company's emission control device and Carbon Cloth's products.

This acquisition was accomplished through the issuance of common stock in exchange for all of the stock of Carbon Cloth. The results of operations of Carbon Cloth have been included in the Company's consolidated financial statements since the date of acquisition. The Company issued 833,250 restricted shares for this acquisition along with 40,000 unrestricted S-8 shares issued for services provided in the acquisition process. A portion of the acquisition agreement created an employment agreement that calls for the issuance of an additional 146,750 shares as incentive commissions based on achievement of product sales. These additional shares are compensation and are contingent upon the achievement of certain sales levels.

The purchase price was allocated to the individual assets acquired (primarily the CarbonGuard(TM) product) and liabilities assumed based upon their respective fair values at the date of acquisition as set forth below.

Accounting rules require the recognition of deferred taxes for difference between the tax bases of the assets acquired and the amounts recorded in the consolidated books. The acquisition resulted in the addition of the following balance sheet elements as of April 30, 2002:

             Accounts receivable              $   22,397
             Inventory                            10,331
             Fixed assets (net)                    1,392
             Patent license                    1,474,003
             Payables                            (96,144)
             Deferred tax liability             (397,852)
             Equity                           (1,014,127)


NOTE 16:   LEASE

During May 2002, the Company leased a facility containing office space and space for continuing product development and testing. This facility combined the Company's offices and testing at the same facility. The lease is a three-year noncancelable lease. The Company was required to deposit $46,200 (the last six months lease payments) with the landlord as security for the lease. The monthly lease is $7,700. Future minimum payments under this noncancelable lease totals $215,600 at December 31, 2002. This amount includes the deposit which will represent a prepayment of the final six months rental.


NOTE 17:   SUBSEQUENT EVENTS

After December 31, 2002, the Company was unable to complete the acquisition of the Servotech entities announced in a Form 8-K filing in November 2002. As a result, the 2002 expense discussed at Note 14 was recorded.

In January 2003, the Company entered into two new consulting agreements that called for the issuance of 200,000 unrestricted shares and 200,000 restricted shares. The Company has also continued its monthly compensation agreements with certain service providers.