Form 10QSB
period 2003-03-31
KLEENAIR SYSTEMS INC
filed 2003-05-14
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 33-3362-D


                           KLEENAIR SYSTEMS, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


     State of Nevada                                    87-0431043
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification #)


                1711 Langley Avenue, Irvine CA  92614
               ----------------------------------------
               (Address of principal executive offices)


                            (949) 955-3492
                   -------------------------------
                   (Registrant's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 20,879,494 shares of common stock, $0.001 Par Value, outstanding as of May 5, 2003.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]


                                     1




                        KLEENAIR SYSTEMS, INC.

                             FORM 10-QSB

                                INDEX


                                                                          Page
                                                                          ----

Part I.   Financial Information

  Item 1.   Financial Statements

    Report on Review by Independent Certified Public Accountants .  .  .    3

    Consolidated Balance Sheet  .  .  .  .  .  .  .  .  .  .  .  .  .  .    4

    Consolidated Statement of Operations .  .  .  .  .  .  .  .  .  .  .    5

    Consolidated Statement of Stockholders' Equity   .  .  .  .  .  .  .    6

    Consolidated Statement of Cash Flows .  .  .  .  .  .  .  .  .  .  .    9

    Selected Information Regarding the Financial Statements.  .  .  .  .   10

  Item 2.   Management's Discussion and Analysis and Plan of Operations.   13

  Item 3:   Controls and Procedures   .  .  .  .  .  .  .  .  .  .  .  .   15


Part II:  Other information


  Item 6:   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .   16


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16


Certification .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17


                                     2

                      PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements




     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2003 and 2002.We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated February 22, 2003, we expressed an opinion on those financial statements that was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 12, 2003

                                     3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS


                                                      March 31,   December 31,
                                                       2003           2002
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                            $   15,413     $   76,758
    Accounts receivable                                 16,832         12,542
    Accounts receivable from related parties            96,850         50,000
    Inventory-raw materials (at cost)                   31,734        114,076
    Notes receivable                                   120,000        220,000
    Advances                                            52,000         52,000
    Prepaid expenses                                   136,229        121,542
                                                    ----------     ----------
       Total Current Assets                            469,058        646,918

PROPERTY AND EQUIPMENT (net)                           186,657        195,620

OTHER ASSETS:
    Patent license (net)                             1,605,296      1,617,380
                                                    ----------     ----------
    TOTAL ASSETS                                    $2,261,011     $2,459,918
                                                    ==========     ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($77,534 and $69,534 due
         to related parties, respectively)          $  244,520     $   150,176
    Accrued expenses                                     1,596              -
    Capital lease liability                              3,521          4,811
    Note payable to related parties                    140,000         50,000
    Advances from directors                             96,255         95,850
                                                    ----------     ----------
    Total Current Liabilities                          485,892        300,837
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, none outstanding)
  Common stock, $.001 par value (50,000,000 shares
   authorized, 20,581,779 and 20,270,556
   outstanding, respectively)                           20,582         20,271
  Additional paid-in capital                         7,053,530      6,959,717
  Deficit accumulated during the development stage  (5,298,993)    (4,820,907)
                                                    ----------     ----------
    Total Stockholder's Equity                       1,775,119      2,159,081
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,261,011     $2,459,918
                                                    ==========     ==========


See accompanying selected information.
                                    4

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For Three Months Ended March 31, 2003 and 2002

                                                                   Cumulative
                                                                  During Devel-
                                                2003       2002   opment Stage
                                             ---------  ---------  -----------
REVENUES                                     $  80,358  $      -   $   255,381
  Cost of Goods Sold                            68,596         -       119,057
                                             ---------  ---------  -----------
  GROSS PROFIT                                  11,762         -       136,324
                                             ---------  ---------  -----------
PRODUCT DEVELOPMENT COSTS                       82,499     61,948    1,124,970
                                             ---------  ---------  -----------
OPERATING EXPENSES:
  Personnel costs and director fees              8,970         -       676,269
  Consultants                                  125,555     45,873    2,169,485
  Professional fees                             31,219      5,012      426,910
  Office expenses                                8,969        654       52,332
  Depreciation                                  12,065      4,190       73,895
  Amortization of intangible assets             24,566         -        90,077
  Advertising and promotion                      4,828     45,142      216,592
  Loss on cancellation of licensing agreements      -          -        19,860
  Rent                                          23,492      7,500      137,992
  Bad debts                                    100,000         -       100,000
  Travel                                        39,050     23,316      239,048
  Other expenses                                24,510      3,175       115,131
  Unknown sources prior to current ownership        -          -        151,518
                                             ---------  ---------  -----------
      Total operating expenses                 403,224    134,862    4,469,109
                                             ---------  ---------  -----------
(LOSS) FROM OPERATIONS                        (473,961)  (196,810)  (5,457,755)

OTHER INCOME AND (EXPENSES):
  Interest income                                    5          1        2,520
  Interest expense                              (4,130)        -        (6,319)
  Amortization of discount on receivables           -          -        20,259
                                             ---------  ---------  -----------
(Loss) before income taxes                    (478,086)  (196,809)  (5,441,295)
  Benefit from deferred taxes                       -          -       397,852
                                             ---------  ---------  -----------
(Loss) Before Extraordinary Item              (478,086)  (196,809)  (5,043,443)

Extraordinary Item:
  Costs of terminated acquisition                   -          -      (255,550)
                                             ---------  ---------  -----------
Net (Loss)                                   $(478,086) $(196,809) $(5,298,993)
                                             =========  =========  ===========
Basic earnings per share:
  (Loss) Per Share Before Extraordinary Item $   (0.02) $   (0.01) $     (0.70)
  (Loss) Per Share From Extraordinary Item          -          -         (0.04)
                                             ---------  ---------  -----------
    Net (Loss) Per Share                     $   (0.02) $   (0.01) $     (0.74)
                                             =========  =========  ===========
Weighted Average Shares Outstanding         20,477,550 16,030,815    7,205,951
                                            ========== ==========  ===========
See accompanying selected information.
                                    5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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

(Continued on next page)

See accompanying selected information.
                                     7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For services                             -         -       311,223         311      93,813          -            -
Net loss                                   -         -            -           -           -           -      (478,086)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 03/31/03                         -   $     -    20,581,779  $   20,582  $7,053,530   $      -   $(5,298,993)
                                    =========  ========   ==========  ==========  ==========   =========  ===========










See accompanying selected information.
                                     8

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Three Months Ended March 31, 2003 and 2002

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                 $  (478,086) $(196,809) $(5,298,993)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                 -           -      151,518
  Depreciation                                  12,065       4,190      73,895
  Amortization of:
    Intangibles                                 24,566          -       90,077
    Prepaid expenses                            46,813      39,688   1,135,508
  Stock issued for services                     32,624      33,047   1,873,266
  Stock issued for extraordinary loss               -           -      140,550
  Deferred income taxes                             -           -     (397,852)
  Bad debts                                    100,000          -      100,000
Changes in operating assets and liabilities:
  Accounts and note receivable                 (51,140)   (120,000)   (143,285)
  Advances to consultants                           -           -       20,000
  Inventory                                     82,342          -       (9,196)
  Prepaid expenses                                  -     (59,540)    (247,000)
  Accounts payable and accrued expenses         95,940     12,066      149,972
                                           -----------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (134,876)  (287,358)  (2,361,540)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                        (3,102)   (12,952)    (250,859)
  Patent licensing costs                       (12,482)    (9,077)    (143,970)
  Business acquisition                              -          -       (44,820)
  Notes receivable                                  -          -      (220,000)
                                           -----------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (15,584)   (22,029)    (659,649)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                       -     900,000    2,794,459
  Additional capital contributions                  -          -         2,367
  Capital lease obligation                          -          -         7,765
  Payments on capital lease                     (1,290)        -        (4,244)
  Proceeds from loans from related parties      90,000         -        90,000
  Advances from directors                          405         -       146,255
                                           -----------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       89,115    900,000    3,036,602
                                           -----------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                (61,345)   590,613       15,413

CASH AT BEGINNING OF YEAR                       76,758     33,479           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $    15,413  $ 624,092  $    15,413
                                           ===========  =========  ===========
SUPPLEMENTAL DISCLOSURES

     See Note 4.

See accompanying selected information.
                                     9

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2003
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in
Item 1 of Part 1. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2003 and 2002 was $12,065 and $4,190, respectively.

        Office furniture and equipment                      $   61,496
        Test vehicles                                           28,028
        Analysis equipment                                     161,461
        Leasehold improvements                                  11,682
                                                            ----------
                                                               262,667
        Accumulated depreciation                               (76,010)
                                                            ----------
        Net property & equipment                            $  186,657
                                                            ==========

NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. During the first quarter of 2002, these amortized costs were included in "Advertising and promotion," although this is not necessarily true for the cumulative amounts presented. During the first quarter of 2003, these amortized costs were included in "Consultants". Amortization totaled $46,813 and $39,688 in the three months ended March 31, 2003 and 2002, respectively.




NOTE 4:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
     Interest                             $   2,534  $      -   $     2,534
     Income taxes                                -          -            -

Non-cash investing and financing transactions:
  Stock issued for:
    Compensation and directors fees       $      -   $      -   $   819,560
    Services and prepaid services            94,124     33,047    1,784,881
    Equipment                                    -          -         8,300
    Patent licensing                             -          -        14,900
    Repurchase of U.S. diesel license            -          -        62,500
    Acquisition of National Diversified
        Telecom, Inc.                            -          -       140,550
    Sale of marketing licenses for notes
        receivable                               -          -     1,736,558
    Acquisition of Carbon Cloth
        Technologies, Inc.                       -          -       981,514
    Uncompleted business acquisition             -          -        87,500


NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2003, the Company issued a total of 100,000 restricted shares valued at $30,750 for financial consulting services. Another 115,000 unrestricted S-8 shares valued at $35,475 were issued to consultants for business promotion and financial consulting services. The Company also issued 96,223 unrestricted S-8 shares valued at $27,899 for research and development services and sales promotion.


NOTE 6:   NOTES RECEIVABLE

During the first quarter of 2002, the Company lent $120,000 to a licensee. During the third quarter of 2002, the Company lent another $100,000 to this licensee. These loans were collateralized by stock of the Company held by the licensee. During the fourth quarter of 2002, the licensee assigned the $120,000 loan along with the underlying collateral to a consultant for the Company. In March 2003, a final settlement of a dispute and lawsuit between the entities resulted in the forgiveness of the $100,000 loan. This debt forgiveness has been recorded as "Bad debts."









NOTE 7:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of three elements as presented below. KleenAir Systems International Ltd. (KASI) is partially owned by the Company and controlled by the Company's President. Nox Masters Ltd. is wholly owned by KASI.

     KleenAir Systems International LTD.                   $   59,850
     Nox Masters LTD.                                          30,000
     Advances to consultant                                     7,000
                                                           ----------
                                       Total               $   96,850
                                                           ==========

NOTE 8:   NOTE PAYABLE TO RELATED PARTIES

During the first quarter of 2003, officers and entities related to them loaned the Company $90,000. These loans bear interest at 7% compounded monthly and are due on demand.


NOTE 9:   SUBSEQUENT EVENTS

During April 2003, the Company has issued 75,000 shares to a consultant for financial representation and advisory services.








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

The Company has applied for additional patents related to its NOxMaster(TM) technology and obtained a patent on its Sonic Flow Carburetor. This device atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions.

The Company occupies 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614, where it houses both a chassis dynamometer and an engine dynamometer. This facility and testing equipment has been utilized to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company has completed the final phase of its London Taxi Program funded by a UK government grant and been advised that KleenAir is now approved for the Clean-Up Register of the Energy Savings Trust for all light duty applications. Test systems have been installed on a Dennis refuse collection truck and a Mercedes-Benz Sprinter 16-passenger bus operated by the Borough of Hounslow in London. An Energy Savings Trust grant has been awarded for a test and evaluation program on both these vehicles. Final emissions tests were conducted on the Sprinter and an application has been made to have the NOxMaster(TM) included for medium duty vehicles on the Clean- Up Register. Patent awards have now been confirmed for several European countries including the UK, Germany, France, Italy, Spain and Sweden, and are anticipated soon for Japan, Brazil, and China.

Systems were ordered by several other London boroughs and were installed by the end of the third quarter of 2002 on both refuse collection trucks and buses. The purpose of these installations is to further demonstrate the systems' effectiveness in reducing emissions. With these demonstrations already in place, the Company should be able to move directly to sales once the systems have been placed on the Clean-Up Register for these vehicles.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO certification from the California Air Resources Board (CARB) for off- road and stationary engine applications, which will enable it to commence sales of its products in California.

The Company has now received approval from CARB for its applications for Retrofit Verification for heavy-duty vehicles on its NOxMaster(TM) NOx reduction system. It has also received approval from EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction.

Distribution arrangements have been concluded with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd of the UK for the KleenAir product line. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles. Initial orders for $150,000 have been delivered to Dinex and additional significant orders are anticipated in the coming months.

The Company's 2002 acquisition, Carbon Cloth Technologies, Inc., of Malibu, California, a manufacturer of automotive thermal management systems, has recently received an order for nearly $200,000 from Johnson Matthey, Inc. These systems are intended as retrofits on 600 New York City Transit Buses to help improve performance of particulate filters being installed. The CarbonGuard(TM) has already been installed on a number of New York City Transit Authority (the TA) buses as enhancements for the operating efficiency of the TA's installed base of particulate traps. The CarbonGuard(TM) has been selected as a sole source product for this application. It is anticipated that an additional several hundred buses will be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution toward the Company's overhead expense. Negotiations are being held with a number of automotive OEM manufacturers to incorporate CarbonGuard(TM) for a variety of thermal management applications.

Carbon Cloth Technologies has applied for patents in automotive thermal management systems. At present this product is used to enhance the effectiveness of particulate filters which need to maintain 300 degrees centigrade for 30% of a vehicle operating time. When this temperature is not maintained, the filters clog and create backpressure. Wherever particulate filters are currently installed, estimated at present to be at least 30,000 units, CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as both the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulates from vehicle emissions are a serious public health problem.

Carbon Cloth has years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz, and Penske. This experience has enabled development of the CarbonGuard(TM), a significant addition to the battle against pollution.

The acquisition agreement with ServoTech Engineering Inc., did not close as anticipated in February. Discussions are ongoing as to the nature of the future relationship between the entities. In the meantime, the Company is continuing its sales activities on behalf of ServoTech's SOBRIS system under an agency agreement that was signed in July 2002. ServoTech is a licensee of Ford Motor Company on SCR injection technology. It's SOBRIS product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe.



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


Item 3:   Controls and Procedures

  (a) Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's Exchange Act filings.

  (b) There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.




                        PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       Exhibit 23    --   Accountants' consent to incorporation by reference

       Exhibit 99.1  --   Certification Pursuant to 18 U.S.C. Section 1350,
                          as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       Reports on Form 8-K     None



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLEENAIR SYSTEMS, INC.

Date:   May 14, 2002                    /s/   LIONEL SIMONS
                                        By: Lionel Simons, President,
                                        Secretary, Principal Accounting
                                        Officer, & Principal Financial Officer





                               CERTIFICATION

I, Lionel Simons President and Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of KleenAir Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ LIONEL SIMONS
Lionel Simons
President and Chief Financial Officer

