Form 10QSB
period 2003-06-30
KLEENAIR SYSTEMS INC
filed 2003-08-14
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2003


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

       There were 22,014,362 shares of common stock, $0.001 Par Value, outstanding as of August 4, 2003.


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

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements





         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2003, and the related consolidated statements of operations for three and six months, and stockholders' equity and cash flows for six months ended June 30, 2003 and 2002. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through June 30, 2003. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

August 10, 2003


                                      3

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                       2003           2002
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                            $    9,809     $   76,758
    Accounts receivable                                 14,070         12,542
    Accounts receivable from related parties            98,449         50,000
    Inventory-raw materials (at cost)                   62,422        114,076
    Notes receivable                                   120,000        220,000
    Advances (net of allowance)                         28,000         52,000
    Prepaid expenses                                    97,486        121,542
                                                    ----------     ----------
        Total Current Assets                           430,236        646,918

PROPERTY AND EQUIPMENT (net)                           174,295        195,620

OTHER ASSETS:
    Patent license (net)                             1,589,135      1,617,380
                                                    ----------     ----------
    TOTAL ASSETS                                    $2,193,666     $2,459,918
                                                    ==========     ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ($77,534 and $69,534 due
         to related parties, respectively)          $  322,038      $ 150,176
    Accrued expenses                                    10,702             -
    Customer deposit                                    29,500             -
    Capital lease liability                              2,511          4,811
    Notes payable to related parties                   173,000         50,000
    Advances from directors                             96,584         95,850
                                                    ----------     ----------
         Total Current Liabilities                     634,335        300,837
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, none outstanding)        -              -
  Common stock, $.001 par value (50,000,000 shares
    authorized, 21,064,362 and 20,270,556
    outstanding, respectively)                          21,064         20,271
  Additional paid-in capital                         7,162,649      6,959,717
  Deficit accumulated during the development stage  (5,624,382)    (4,820,907)
                                                    ----------     ----------
         Total Stockholder's Equity                  1,559,331      2,159,081
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,193,665     $2,459,918
                                                    ==========     ==========

See accompanying selected information.
                                    4

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For Three and Six Months Ended June 30, 2003 and 2002
                                                                                                 Cumulative
                                                  Three Months             Six Months           During Devel-
                                               2003        2002         2003       2002         opment Stage
                                            ----------  ----------   ----------  ----------     ------------
REVENUES                                    $  157,705  $   25,212      238,063  $   25,212     $    413,086
  Cost of goods sold                           126,719      15,935      195,315      15,935          245,776
                                            ----------  ----------   ----------  ----------     ------------
      Gross Profit                              30,986       9,277       42,748       9,277          167,310
                                            ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS                       24,889      85,161      107,388     147,109        1,149,859
                                            ----------  ----------   ----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees              3,140      40,100       12,110      40,100          679,409
  Consultants                                  120,795      65,961      199,537     111,834        2,243,467
  Professional fees                             38,574      27,501       69,793      32,513          465,484
  Office expenses                                3,701       4,969       12,670       5,623           56,033
  Depreciation                                  12,361       8,850       24,426      13,040           86,256
  Amortization of intangible assets             24,567          -        49,133          -           114,644
  Advertising and promotion                     48,221      52,312       99,862      97,454          311,626
  Loss on cancellation of licensing agreements      -           -            -           -            19,860
  Rent                                          23,847      18,885       47,339      26,385          161,839
  Travel                                        22,809      23,809       61,859      45,318          261,857
  Other expenses                                28,996      25,837       53,506      30,819          144,127
  Bad debts                                         -           -       100,000          -           100,000
  Unknown sources prior to current ownership        -           -            -           -           151,518
                                            ----------  ----------   ----------  ----------     ------------
      Total operating expenses                 327,011     268,224      730,235     403,086        4,796,120
                                            ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                        (320,914)   (344,108)    (794,875)   (540,918)      (5,778,669)

OTHER INCOME AND (EXPENSES):
  Interest income                                    5           2           10           3            2,525
  Interest expense                              (4,480)       (937)      (8,610)       (937)         (10,799)
  Amortization of discount on receivables           -           -            -           -            20,259
                                            ----------  ----------   ----------  ----------     ------------
(Loss) before income taxes                    (325,389)   (345,043)    (803,475)   (541,852)      (5,766,684)

  Benefit from deferred taxes                       -           -            -           -           397,852
                                            ----------  ----------   ----------  ----------     ------------
(Loss) Before Extraordinary Item              (325,389)   (345,043)    (803,475)   (541,852)      (5,368,832)

Extraordinary Item:
  Costs of terminated acquisition                   -           -            -           -          (255,550)
                                            ----------  ----------   ----------  ----------     ------------
Net (Loss)                                  $ (325,389) $ (345,043)  $ (803,475) $ (541,852)    $ (5,624,382)
                                            ==========  ==========   ==========  ==========     ============
Basic and Diluted Earnings Per Share:
 (Loss) per share before extraordinary item $    (0.02) $    (0.02)  $    (0.04) $    (0.03)    $      (0.71)
 (Loss) per share from extraordinary item           -           -            -           -             (0.03)
                                            ----------  ----------   ----------  ----------     ------------
    Net (Loss) Per Share                    $    (0.02) $    (0.02)  $    (0.04) $    (0.03)    $      (0.74)
                                            ==========  ==========   ==========  ==========     ============
Weighted Average Shares Outstanding         20,805,373  17,055,976   20,642,367  16,546,227        7,604,774
                                            ==========  ==========   ==========  ==========     ============
See accompanying selected information.
                                    5

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

(Continued on next page)

See accompanying selected information.
                                     7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/02                         -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For services                             -         -       793,806         793     202,932          -            -
Net loss                                   -         -            -           -           -           -      (803,475)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 06/30/03                         -   $     -    21,064,362  $   21,064  $7,162,649   $      -   $(5,624,382)
                                    =========  ========   ==========  ==========  ==========   =========  ===========










See accompanying selected information.
                                     8

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Six Months Ended June 30, 2003 and 2002

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                 $  (803,475) $(541,852) $(5,624,382)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  24,427     13,040       86,257
  Amortization of:
    Intangibles                                 49,133         -       114,644
    Prepaid expenses                            93,624     79,376    1,182,319
  Stock issued for services                     97,672     92,101    1,938,314
  Stock issued for extraordinary loss               -          -       140,550
  Deferred income taxes                             -          -      (397,852)
  Bad debts                                    100,000         -       100,000
Changes in operating assets and liabilities:
  Accounts and note receivable                 (25,977)  (180,862)    (118,122)
  Advances to consultants                           -          -        20,000
  Inventory                                     51,654    (11,166)     (39,884)
  Prepaid expenses                              (8,068)   (59,540)    (255,068)
  Accounts payable and accrued expenses        227,117    (64,877)     281,149
  Customer deposit                              29,500         -        29,500
                                           -----------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES         (164,393)  (673,780)  (2,391,057)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                        (3,102)  (103,102)    (250,859)
  Patent licensing costs                       (20,888)   (72,017)    (152,376)
  Business acquisition                              -          -       (44,820)
  Notes receivable                                  -          -      (220,000)
                                           -----------  ---------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (23,990)  (175,119)    (668,055)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                       -     900,000    2,794,459
  Additional capital contributions                  -          -         2,367
  Capital lease obligation                          -      (1,431)       7,765
  Payments on capital lease                     (2,300)        -        (5,254)
  Proceeds from loans from related parties     123,000         -       173,000
  Advances from directors                          734         -        96,584
                                           -----------  ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      121,434    898,569    3,068,921
                                           -----------  ---------  -----------
NET INCREASE/(DECREASE) IN CASH                (66,949)    49,670        9,809

     CASH AT BEGINNING OF YEAR                  76,758     33,479           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $     9,809  $  83,149  $     9,809
                                           ===========  =========  ===========
SUPPLEMENTAL DISCLOSURES
     See Note 4.

See accompanying selected information.
                                     9

                            KLEENAIR SYSTEMS, INC.
                       (A Development Stage Enterprise)
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2003
                                 (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first quarter of 2003 and 2002 was $12,065 and $4,190, respectively.

        Office furniture and equipment                      $   61,496
        Test vehicles                                           28,028
        Analysis equipment                                     161,461
        Leasehold improvements                                  11,682
                                                            ----------
                                                               262,667
        Accumulated depreciation                               (88,372)
                                                            ----------
        Net property & equipment                            $  174,295
                                                            ==========


NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. These amortized costs were included in "Advertising and promotion," although this is not necessarily true for the cumulative amounts presented. Amortization totaled $93,624 and $79,376 in the six months ended June 30, 2003 and 2002, respectively.


NOTE 4:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
  Interest                                 $     4,074  $     937  $     6,263
  Income taxes                                      -          -            -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors fees          $        -   $  40,100  $   819,560
  Services and prepaid services                106,053    142,751    1,796,810
  Equipment                                         -          -         8,300
  Patent licensing                                  -   1,255,410       14,900
  Repurchase of U.S. diesel license                 -          -        62,500
  Acquisition of National Diversified
    Telecom, Inc.                                   -          -       140,550
  Sale of marketing licenses for notes
    receivable                                      -          -     1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                              -          -       981,514
  Uncompleted business acquisition                  -          -        87,500


NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2003, the Company issued 100,000 restricted shares valued at $30,750 for financial consulting services. Another 115,000 unrestricted S-8 shares valued at $35,475 were issued to consultants for business promotion and financial consulting services. The Company also issued 96,223 unrestricted S-8 shares valued at $27,899 for research and development services and sales promotion.

During the second quarter of 2003, the Company issued 82,500 restricted shares and 50,000 S-8 shares valued at $24,413 for an agreement regarding release of certain patent licensing. A total of 171,151 S-8 shares valued at $40,635 were issued for business promotion and consulting services. Another 178,932 S-8 shares were issued as compensation for legal services billed at $44,553.


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


NOTE 7:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of three elements as presented below. KleenAir Systems International LTD. (KASI) is partially owned by the Company and controlled by the Company's President. Nox Masters LTD. is wholly owned by KASI. The $53,449 represents sales of particulate traps and NoxMasterTM sytems for resale and installation on British vehicles. The $45,000 is billings for equipment and support services during the testing phases leading to approval of the systems in the U.K.

     KleenAir Systems International LTD.                   $ 53,449
     KleenAir Systems LTD.                                   45,000
                                                           --------
                                       Total               $ 98,449
                                                           ========


NOTE 8:   NOTE PAYABLE TO RELATED PARTIES

During the first and second quarters of 2003, officers and entities related to them loaned the Company $90,000 and $33,000, respectively. These loans bear interest at 7% compounded monthly and are due on demand.


NOTE 9:   SUBSEQUENT EVENTS

During July 2003, the Company has authorized 100,000 S-8 shares for a consultant for financial representation and advisory services with another potential 100,000 shares, based on performance. Another 40,000 S-8 shares have been approved as compensation for a consultant for management services. Additionally, 850,000 restricted shares have been authorized as director fees for 2003 and 500,000 restricted shares have been sold.

The Company has additional orders for significant sales of particulate traps and NOxMaster(TM) systems from its U.K. affiliate, who is reselling them to a distributor. The Company also is in the midst of an series of orders to provide its CarbonGuard(TM) system, which has been designated a "single-source product" for retrofitting city buses in New York.












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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent # 5,224,346 Engine NOx Reduction System issued in 1993, U.S. Patent # 5,609,026 Engine NOx Reduction issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent # 5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMaster(TM) technology and in addition has applied for a patent on a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. A license for this technology has been sold to Ecologic, LLC for China, India and California.

The Company occupies 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company has completed the final phase of its London Taxi Program funded by a U.K. government grant and been advised that KleenAir is now approved for the Clean-Up Register of the Energy Savings Trust for all light duty applications. Test systems have been installed on a Dennis refuse collection truck and a Mercedes-Benz Sprinter 16 passenger bus operated by the Borough of Hounslow in London. An Energy savings Trust grant has been awarded for a test and evaluation program on both these vehicles. Final emissions tests were conducted on the Sprinter and application has been made to have it included for medium duty vehicles on the Clean-Up Register. Patent awards have now been confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden, and anticipated soon for Japan, Brazil, and China.

Distribution arrangements have been concluded through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd of the U.K. for the KleenAir product line. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles. Initial orders for $150,000 have been delivered to Dinex and a further $500,000 worth of orders are in the process of being shipped during the third quarter. Additional significant orders are anticipated in the coming months.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO certification from the California Air Resources Board (CARB) for off- road and stationary engine applications, which will enable it to commence sales of its products in California..

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

The Company's wholly owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth), of Malibu, California, is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, that has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems. At present the CarbonGuard(TM) is used to enhance the effectiveness of particulate filters. These filters need to maintain 300 degrees centigrade for 30% of a vehicle's operating time otherwise the filters clog and create backpressure. Wherever particulate filters are currently installed, estimated to be at least 30,000 units at present, the CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as both the Environmental Protection Agency (EPA) and the California Air Resource Board
(CARB) have determined that particulates from vehicle emissions are a serious public health problem.

Carbon Cloth has recently received an order of nearly $200,000 from Johnson Matthey, Inc. These systems are intended as retrofits on 600 New York City Transit Buses to help improve performance of particulate filters being installed. The CarbonGuard(TM) is already installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product for this application. A further several hundred buses are anticipated to be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues during the balance of this year and make a significant contribution toward covering the Company's overhead expenses. Negotiations are being held with a number of automotive OEM manufacturers to incorporate our CarbonGuard(TM) for a variety of thermal management applications.

The acquisition agreement with ServoTech Engineering Inc. did not close as anticipated in February. Discussions are ongoing as to the nature of the future relationship. In the meantime, the Company is continuing its sales activities on behalf of the SOBRIS(TM) system under an agency agreement signed last July. ServoTech is a licensee of Ford Motor Company on SCR injection technology. It's SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of Servotech and a director of the Company, has purchased an additional 500,000 shares of restricted common stock from the Company. This increases his holdings to 1,250,000 shares. The Company and Servotech continue to negotiate a more permanent relationship between the two entities.

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

                                      KLEENAIR SYSTEMS, INC.

Date:   August 14, 2003                   /s/   LIONEL SIMONS
                                      By: Lionel Simons, President,
                                      Secretary, Principal Accounting
                                      Officer, & Principal Financial Officer

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

Date:  August 14, 2003


/s/ LIONEL SIMONS
Lionel Simons
President and
Chief Financial Officer