Form 10QSB
period 2003-09-30
KLEENAIR SYSTEMS INC
filed 2003-11-14
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2003


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                    Commission file number 033-03362-D


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

     There were 23,049,661 shares of common stock, $0.001 Par Value, outstanding as of October 17, 2003.


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

    Consolidated Statement of Stockholders' Equity   .  .  .  .  .  .  .    6

    Consolidated Statement of Cash Flows .  .  .  .  .  .  .  .  .  .  .    9

    Selected Information Regarding the Financial Statements.  .  .  .  .   10

  Item 2.  Management's Discussion and Analysis and Plan of Operations .   13

  Item 3:  Controls and Procedures .  .  .  .  .  .  .  .  .  .  .  .  .   16


Part II:  Other information


  Item 6:  Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  .   16


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16


Certification .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements



     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2003, and the related consolidated statements of operations for three and nine months, and stockholders' equity and cash flows for nine months ended September 30, 2003 and 2002. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through September 30, 2003. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 11, 2003

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS


                                                   September 30,  December 31,
                                                       2003           2002
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS
CURRENT ASSETS:
  Cash                                              $   61,241     $   76,758
  Accounts receivable                                  147,610         12,542
  Accounts receivable from related parties             207,036         50,000
  Inventory-raw materials (at cost)                     80,283        114,076
  Notes receivable                                     120,000        220,000
  Advances (net of allowance)                               -          52,000
  Prepaid expenses                                      76,834        121,542
                                                    ----------     ----------
    Total Current Assets                               693,004        646,918

PROPERTY AND EQUIPMENT (net)                           167,782        195,620

OTHER ASSETS:
  Patent license (net)                               1,560,961      1,617,380
                                                    ----------     ----------

    TOTAL ASSETS                                    $2,421,747     $2,459,918
                                                    ==========     ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable ($48,059 and $69,534 due
    to related parties, respectively)               $  549,444      $ 150,176
  Accrued expenses                                      22,688             -
  Capital lease liability                                1,462          4,811
  Notes payable to related parties                     173,000         50,000
  Advances from directors                               96,584         95,850
                                                    ----------     ----------
    Total Current Liabilities                          843,178        300,837
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
    (10,000,000 shares authorized, none outstanding)        -              -
  Common stock, $.001 par value (50,000,000 shares
    authorized, 22,884,661 and 20,270,556
    outstanding, respectively)                          22,885         20,271
  Additional paid-in capital                         7,313,156      6,959,717
  Deficit accumulated during the development stage  (5,757,472)    (4,820,907)
                                                    ----------     ----------
    Total Stockholder's Equity                       1,578,569      2,159,081
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,421,747     $2,459,918
                                                    ==========     ==========

See accompanying selected information.
                                    4

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       For Three and Nine Months Ended September 30, 2003 and 2002
                                                                                               Cumulative
                                                  Three Months             Nine Months        During Devel-
                                               2003        2002         2003        2002      opment Stage
                                            ----------  ----------   ----------  -----------  ------------
REVENUES                                    $  655,192  $    7,332   $  893,255  $    32,544  $  1,068,278
  Cost of goods sold                           414,709       7,511      610,024       23,446       660,485
                                            ----------  ----------   ----------  -----------  ------------
  Gross Profit                                 240,483        (179)     283,231        9,098       407,793
                                            ----------  ----------   ----------  -----------  ------------
PRODUCT DEVELOPMENT COSTS                       20,853      93,491      128,240      240,600     1,170,711
                                            ----------  ----------   ----------  -----------  ------------
OPERATING EXPENSES:
  Personnel costs and director fees             75,528      51,042       87,638       91,142       754,937
  Consultants                                  117,437      56,918      316,974      168,752     2,360,904
  Professional fees                             17,773     133,638       87,566      166,151       483,257
  Office expenses                                2,399       5,578       15,069       11,201        58,432
  Depreciation                                  12,445      10,611       36,871       23,651        98,701
  Amortization of intangible assets             36,466          -        85,599           -        151,110
  Advertising and promotion                     25,884      71,631      125,746      169,085       337,510
  Loss on cancellation of license agreements        -           -            -            -         19,860
  Rent                                          24,041      14,365       71,380       40,750       185,880
  Travel                                        20,721      20,447       82,580       65,766       282,578
  Other expenses                                15,594      42,592       69,100       73,410       159,721
  Bad debts                                         -           -       100,000           -        100,000
  Unknown - prior to current ownership              -           -            -            -        151,518
                                            ----------  ----------   ----------  -----------  ------------
      Total operating expenses                 348,288     406,822    1,078,523      809,908     5,144,408
                                            ----------  ----------   ----------  -----------  ------------
(LOSS) FROM OPERATIONS                        (128,658)   (500,492)    (923,532)  (1,041,410)   (5,907,326)
OTHER INCOME AND (EXPENSES):
  Interest income                                    1           7           11           10         2,526
  Interest expense                              (4,434)       (203)     (13,044)      (1,140)      (15,233)
  Amortization of discount on receivables           -           -            -            -         20,259
                                            ----------  ----------   ----------  -----------  ------------
(Loss) before income taxes                    (133,091)   (500,688)    (936,565)  (1,042,540)   (5,899,774)

  Benefit from deferred taxes                       -           -            -            -        397,852
                                            ----------  ----------   ----------  -----------  ------------
(Loss) Before Extraordinary Item              (133,091)   (500,688)    (936,565)  (1,042,540)   (5,501,922)
Extraordinary Item:
  Costs of terminated acquisition                   -           -            -            -       (255,550)
                                            ----------  ----------   ----------  -----------  ------------
Net (Loss)                                  $ (133,091) $ (500,688)  $ (936,565) $(1,042,540) $ (5,757,472)
                                            ==========  ==========   ==========  ===========  ============
Basic and Diluted Earnings Per Share:
(Loss) per share before extraordinary item  $    (0.01) $    (0.03)   $   (0.04) $     (0.06) $      (0.69)
(Loss) per share from extraordinary item            -           -            -            -          (0.03)
                                            ----------  ----------   ----------  -----------  ------------
    Net (Loss) Per Share                    $    (0.01) $    (0.03)  $    (0.04) $     (0.06) $      (0.72)
                                            ==========  ==========   ==========  ===========  ============
Weighted Average Shares Outstanding         22,202,549  18,401,894   21,168,143   17,171,514     8,025,116
                                            ==========  ==========   ==========  ===========  ============
See accompanying selected information.
                                    5

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

(Continued on next page)

See accompanying selected information.
                                     7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/02                         -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       500,000         500      49,500          -            -
  For services                             -         -     1,320,299       2,114     303,939          -            -
Net loss                                   -         -            -           -           -           -      (936,565)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

BALANCES, 09/30/03                         -   $     -    21,064,362  $   22,885  $7,313,156   $      -   $(5,757,472)
                                    =========  ========   ==========  ==========  ==========   =========  ===========










See accompanying selected information.
                                    8

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For Nine Months Ended September 30, 2003 and 2002
                                                                        Cumulative
                                                                       During Devel-
                                                 2003         2002     opment Stage
                                             -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                   $  (936,565) $(1,042,540) $(5,757,472)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                   -            -       151,518
  Depreciation                                    36,872       23,651       98,702
  Amortization of:
    Intangibles                                   85,599           -       151,110
    Prepaid expenses                             117,750      141,750    1,206,445
  Stock issued for services                      200,000      192,147    2,040,642
  Stock issued for extraordinary loss                 -            -       140,550
  Deferred income taxes                               -            -      (397,852)
  Bad debts                                      100,000           -       100,000
Changes in operating assets and liabilities:
  Accounts and note receivable                  (240,104)    (226,753)    (332,249)
  Advances to consultants                             -            -        20,000
  Inventory                                       33,793     (116,161)     (57,745)
  Prepaid expenses                               (11,542)     (53,850)    (258,542)
  Accounts payable and accrued expenses          466,509      (94,498)     520,541
                                             -----------  -----------  -----------
NET CASH USED BY OPERATING ACTIVITIES           (147,688)  (1,176,254)  (2,374,352)
                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                          (9,034)    (159,448)    (256,791)
  Patent licensing costs                         (29,180)     (72,017)    (160,668)
  Business acquisition                                -            -       (44,820)
  Notes receivable                                    -            -      (220,000)
                                             -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (38,214)    (231,465)    (682,279)
                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                     50,000    1,650,000    2,844,459
  Additional capital contributions                    -            -         2,367
  Capital lease obligation                            -            -         7,765
  Payments on capital lease                       (3,349)      (2,334)      (6,303)
  Proceeds from loans from related parties       123,000           -       173,000
  Advances from directors                            734           -        96,584
                                             -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        170,385    1,647,666    3,117,872
                                             -----------  -----------  -----------
NET INCREASE/(DECREASE) IN CASH                  (15,517)     239,947       61,241

CASH AT BEGINNING OF YEAR                         76,758       33,479           -
                                             -----------  -----------  -----------
CASH AT END OF PERIOD                        $    61,241  $   273,426  $    61,241
                                             ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES
     See Note 4.

See accompanying selected information.
                                     9

                          KLEENAIR SYSTEMS, INC.
                     (A Development Stage Enterprise)
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2003
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first three quarters of 2003 and 2002 was $36,872 and $23,651, respectively.

        Office furniture and equipment                      $   61,496
        Test vehicles                                           28,928
        Analysis equipment                                     166,493
        Leasehold improvements                                  11,682
                                                            ----------
                                                               268,599
        Accumulated depreciation                              (100,817)
                                                            ----------
        Net property & equipment                            $  167,782
                                                            ==========


NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. These amortized costs were included in "Advertising and promotion," although this is not necessarily true for the cumulative amounts presented. Amortization totaled $117,750 and $141,750 in the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
  Interest                                 $     5,356  $   1,140  $     7,545
  Income taxes                                      -          -            -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors fees          $    65,340  $  59,188  $   884,900
  Services and prepaid services                240,713    223,709    1,931,470
  Equipment                                         -          -         8,300
  Patent licensing                                  -          -        14,900
  Repurchase of U.S. diesel license                 -          -        62,500
  Acquisition of National Diversified
    Telecom, Inc.                                   -          -       140,550
  Sale of marketing licenses for notes
    receivable                                      -          -     1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                              -          -       981,514
  Uncompleted business acquisition                  -          -        87,500


NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2003, the Company issued 100,000 restricted shares valued at $30,750 for financial consulting services. Another 115,000 unrestricted S-8 shares valued at $35,475 were issued to consultants for business promotion and financial consulting services. The Company also issued 71,522 unrestricted S-8 shares valued at $21,641 for research and development services and sales promotion.

During the second quarter of 2003, the Company issued 82,500 restricted shares and 50,000 S-8 shares valued at $24,413 for an agreement regarding release of certain patent licensing. A total of 171,151 S-8 shares valued at $40,635 were issued for business promotion and consulting services. Another 178,932 S-8 shares were issued as compensation for legal services which had been billed at $44,553.

During the third quarter of 2003, the Company issued 200,000 unrestricted S-8 shares valued at $36,750 for financial consulting services. Another 45,000 unrestricted S-8 shares valued at $6,495 were issued for research and development and as compensation. A total of 1,100,000 restricted shares valued at $65,340 were issued to directors as compensation for their continued services to the Company. An officer purchased 500,000 restricted shares for $50,000.


NOTE 6:   NOTES RECEIVABLE

During the first quarter of 2002, the Company lent $120,000 to a licensee. During the third quarter of 2002, the Company lent another $100,000 to this licensee. These loans were collateralized by stock of the Company held by the licensee. During the fourth quarter of 2002, the licensee assigned the $120,000 loan along with the underlying collateral to a consultant for the Company. In March 2003, the final settlement of a dispute and lawsuit between the entities resulted in the forgiveness of the $100,000 loan. This debt forgiveness has been recorded as "Bad debts."


NOTE 7:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of the elements presented below. KleenAir Systems International LTD. (KASI) is partially owned by the Company and controlled by the Company's President. Nox Masters LTD. is wholly owned by KASI. The $133,299 and the $6,250 represent sales of particulate traps and NoxMaster(TM) systems for resale and installation on British vehicles. The $45,000 is billings for equipment and support services during the testing phases leading to approval of the systems in the U.K. The $22,000 is for patent royalties.

     KleenAir Systems International LTD.                   $133,299
     KleenAir Systems LTD.                                    6,250
     KleenAir Systems LTD.                                   22,000
     KleenAir Systems LTD.                                   45,000
     Advances to employees                                      487
                                                           --------
        Total                                              $207,036
                                                           ========


NOTE 8:   NOTE PAYABLE TO RELATED PARTIES

During the first and second quarters of 2003, officers and entities related to them loaned the Company $90,000 and $33,000, respectively. These loans bear interest at 7% compounded monthly and are due on demand.


NOTE 9:   SUBSEQUENT EVENTS

During October 2003, the Company has issued 115,000 S-8 shares to a consultant for financial representation and advisory services with potential additional shares, based on performance.

The Company has additional orders for sales of particulate traps and NOxMaster(TM) systems from its U.K. affiliate, who is reselling them to a distributor. The Company also is in the midst of an series of orders to provide its CarbonGuard(TM) system, which has been designated a "single-source product" for retrofitting city buses in New York.

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

The Company has applied for additional patents related to its NOxMaster(TM) technology, two of which have been granted. The U.S. Patent # 6,446,940 has been issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. An additional U.S. Patent # 6,499,463 has been issued for a device which atomizes diesel fuel to enhance the performance of and reduce emissions in diesel engines.

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

Distribution arrangements have been concluded through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd of the U.K. for the KleenAir product line. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles. Initial orders for $150,000 were delivered to Dinex during the second quarter, and $400,000 worth of orders were shipped during the third quarter. Additional significant orders are anticipated in the coming months.

The Energy Savings Trust has awarded an additional grant to Dinex and KleenAir to test a combination system that includes a particulate filter and the NOxMaster(TM) NOx reduction system together with the CarbonGuard(TM) thermal management system on a London taxi. It is believed that this combination will meet the new emission target for London taxis being required under the Mayor of London's new emission reduction strategy.

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

The Company has now received approval from CARB for its applications for Retrofit Verification for heavy-duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The Company is preparing for a 50,000 mile durability test under the EPA and CARB programs that will, hopefully, be completed by year-end or early in 2004.

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

Carbon Cloth has shipped orders of approximately $200,000 to Johnson Matthey, Inc. and is anticipating an additional $50,000 in shipments during the fourth quarter. These systems are intended as retrofits on 600 New York City Transit Buses to help improve performance of particulate filters being installed. The CarbonGuard(TM) is already installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product for this application. A further several hundred buses are anticipated to be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues over the next few months and will make a significant contribution toward covering the Company's overhead expenses.
Negotiations are being held with a number of automotive OEM manufacturers to incorporate our CarbonGuard(TM) for a variety of thermal management applications.

The acquisition agreement with ServoTech Engineering Inc. did not close as anticipated in February. Discussions are ongoing as to the nature of the future relationship. In the meantime, the Company is continuing its sales activities on behalf of the SOBRIS(TM) system under an agency agreement signed in July 2002. ServoTech is a licensee of Ford Motor Company on SCR injection technology. It's SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of ServoTech and a director of the Company, has purchased an additional 500,000 shares of restricted common stock from the Company. This increases his holdings to 1,250,000 shares. The Company and ServoTech continue to negotiate a more permanent relationship between the two entities.

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

Item 3:   Controls and Procedures

  (a) Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting him to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's Exchange Act filings.

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

                                       KLEENAIR SYSTEMS, INC.


Date:   November 13, 2003              /s/   LIONEL SIMONS
                                       By: Lionel Simons, President,
                                       Secretary, Principal Accounting Officer,
                                       & Principal Financial Officer

                               CERTIFICATION

I, Lionel Simons, President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of KleenAir Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  November 13, 2003

/s/ LIONEL SIMONS
Lionel Simons
President and
Chief Financial Officer
                                     17