Form 10KSB
period 2003-12-31
KLEENAIR SYSTEMS INC
filed 2004-04-14
CIK 789885

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


                            FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year:  $754,885

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004, was $9,269,071 based on the closing stock price on that date.

The number of shares outstanding of the registrant's common stock on March 31, 2004, was 42,158,827 shares.

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent #5,224,346 Engine NOx Reduction System issued in 1993, U.S. Patent #5,609,026 Engine NOx Reduction System issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMaster(TM) technology. In September 2002, a patent U.S. # 6,446,940 B1 was issued for the Sonic Flow Carburetor, a new emission control device that atomizes fuel on gasoline powered engines. This enhances operating efficiency and reduces emissions. Another patent, U.S. # 6,499,463 B1 was issued in December 2002 for a Diesel Fuel Atomizer. This device facilitates improved diesel combustion, lower fuel use, and lower emissions of particulates and CO2.

Patent awards have now been confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden, and are anticipated soon for Japan, Brazil, and China.

In May 2002, the Company leased a 10,000 square foot R & D and office facility at 1711 Langley, Irvine, CA 92614. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

In 2003, the Company successfully completed the final phase of its London Taxi Program funded by a U.K. government grant. This in-service test, involving several London taxicabs, started in January 2002. The Company has been notified that it's NOxMaster(TM) system has been approved for the Cleanup Register making it eligible for U.K. government retrofit subsidies. There are approximately 40,000 such taxicabs in service that represent the potential market opportunity should the system be endorsed as the preferred retrofit product.

It is believed that the Public Carriage Office (PCO) will mandate the retrofit upgrade of some 17,500 out of the current fleet of approximately 22,000 taxicabs in London. It is expected that these taxicabs will be required to upgrade to a Euro 3 level, the emissions level currently required of new cabs. The same system can also be adapted as a retrofit and OEM product for the general diesel-powered passenger automotive market, which represents approximately 45% of the registered and new vehicle market in Europe.

Installation of test systems consisting of a combination of KleenAir System's SCR and Dinex's particulate reduction (DPF) products has resulted in the creation of a new device category by the Energy Savings Trust (EST) called SCRF, the combination of Selective Catalytic Reduction and a Filter. This category receives the Trust's highest level of subsidy. KleenAir's NOxMaster(TM) System has also been approved for light, medium and heavy duty applications including taxicabs, delivery vans, shuttle buses, single and double-decker large buses, refuse collection vehicles and trucks.

These approvals open a broad spectrum of potential applications covering a retrofit market opportunity of several hundred thousand vehicles in the U.K. alone. They also set precedents and demonstration opportunities leading to similar applications in other European countries. For example, in Denmark several buses in Copenhagen had KleenAir Systems successfully installed and tested and more systems will be installed on buses during 2004.

During 2003 tests were conducted of a combination of KleenAir's NOxMaster(TM) System and Adastra's Optimax-DPF fuel borne catalyst system for particulate reduction. Adastra, an Octel (NYSE) company in the U.K., has already had its DPF system approved by the EST for a number of vehicle applications and, on conclusion of the current tests, it is anticipated that the KleenAir/Adastra system will be the second entry into the SCRF category.

Systems ordered by several other London Boroughs, and installed on both refuse collection trucks and buses during 2002, have performed well. As a result, those systems have been added to the EST Cleanup Register. As a result, KleenAir and Dinex are now targeting the 100 Air Quality Management Areas (AQMA) established by Local Authorities throughout Britain. These AQMAs have the authority to establish emission rules for their districts to improve their local air quality. It is believed that such AQMAs will take actions leading to the need for vehicles in a variety of categories to retrofit emission control devices such as the KleenAir/Dinex products.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. In order to sell the Company's products in California an Executive Order (EO) is required from the State of California. The Company must demonstrate under prescribed testing protocols that its products do not increase the level of exhaust emissions. The Company has received an EO certification from the California Air Resources Board
(CARB) for off-road and stationary engine applications. This allows for commencement of sales of the Company's products related to these applications in California. EO certification for on-road applications is expected shortly.

The Company is preparing to meet CARB and EPA Retrofit Verification requirements for heavy-duty vehicles on both its NOxMaster(TM) NOx reduction system and its Oxidizing Particulate Trap (OPT). It has applied for Retrofit Verification of the combination package of its OPT with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The EPA has now published its Selective Catalytic Reduction Protocol (SCRP). The absence of this protocol has previously prevented the Company from commencing certification procedures.

In 2003, the Company acquired Carbon Cloth Technologies, Inc. (CCT) of Malibu, California. CCT is a manufacturer of automotive thermal management systems. Carbon Cloth has years of experience developing thermal solutions for such motor sports industry leaders as Ferrari, Mercedes-Benz, and Penske. This experience has enabled development of the CarbonGuardTM, a significant addition to the battle on pollution.

The CarbonGuard(TM) is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of an installed base of particulate traps. A further several hundred buses were upgraded with the CarbonGuard(TM) during 2003. Multiple prototype variations have been purchased by a number of automotive OEM manufacturers with a view to their incorporating the CarbonGuard(TM) for a variety of thermal management applications.

Carbon Cloth Technologies has applied for patents in automotive thermal management systems. At present, this system is used to enhance the effectiveness of particulate filters that need to maintain 300 degrees centigrade for 30% of a vehicle's operating time. At lower temperatures, the filters clog and create back pressure. Wherever particulate filters are currently installed, at present estimated to be at least 30,000 units, the CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulate emissions from vehicles are a serious public health problem.

The Company signed a marketing agreement in 2002 with ServoTech. Under this agreement, the Company earns a commission on any ServoTech's SOBRIS(TM) system sales it may generate. This system is a competing method of NOx emission reduction that utilizes urea and aqueous ammonia in a system that introduces these reductants into an exhaust system. ServoTech is a licensee of Ford Motor Company on SCR injection technology. The SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe.

Once production and sales of the NOxMaster(TM) and OPTs get to a consistent phase, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements, both to complete its test and evaluation programs and to support initial sales and production.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

In May 1997, the Company undertook a one (1) for fifteen (15) reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 362,157 while its authorized shares remained unchanged at 50,000,000. The Series 1 Preferred Shares were similarly effected by the same 1 for 15 reverse split and were reduced to 500,000 shares. In January 2000, the last of the outstanding preferred shares were converted into common shares at a ratio of 1 common share for each share of Series 1 Preferred. In February 2000, the Board of Directors approved a 2 for 1 stock split effective March 20, 2000.

The NOxMaster(TM) is an electro-mechanical device that substantially reduces the oxides of nitrogen (NOx) from the exhaust gases of cars and trucks (mobile sources) fueled by gasoline, diesel or natural gas.

The purpose of the NOxMaster(TM) is to reduce NOx emissions to a level substantially lower than the minimum requirements of even the most restrictive state - California. The NOxMaster(TM) is a one-of-a-kind device, that can effectively accomplish this task and consists of: 1) an ammonia injector located on the engine exhaust system upstream of the catalytic converter; 2) a tank of minimally pressurized ammonia with solenoid operated valves; 3) tubing, wiring, and an electronic controller that senses engine parameters.

A timing pulse from the engine is used to determine certain parameters that indicate NOx production and to trigger a solenoid causing the injection of gaseous ammonia into the exhaust system upstream of the catalytic converter. The chemical reaction that occurs causes the NOx to be reduced to harmless constituents primarily at the initial mixing and secondarily at the catalytic converter. The ammonia injection is programmed to occur only when the engine is operating at specific load and performance conditions.

In addition to a cost effective reduction of NOx emissions from the exhaust, the NOxMaster(TM) has the potential of aiding the enhancement of engine performance. Controlled reduction of NOx emissions could allow for the re-tuning of the engine for increased efficiency. This would result in increased fuel mileage while continuing to meet the government-set NOx emission standard.

The Company has complemented its NOxMaster(TM) Ammonia Injection System with a NOxMaster(TM) Diesel Catalytic Converter for the purpose of applying its NOx reduction technology to diesel fueled engines while also reducing carbon monoxide, hydrocarbon, and particulate emissions from such engines. It has done so through the development of specially formulated ceramic wash-coats that allow for ammonia in the atmosphere and that provide a significant particulate reduction for the retrofit market. It is planning the acquisition of plasma technology capable of much greater reductions of particulate emissions, particularly ultra-fine particulates, the health hazards of which are getting increasing attention by the EPA. Such an integration of an ammonia-based NOx reduction system and a plasma particulate reduction system will be well suited to both the OEM and retrofit markets.

In order to conserve operating capital, the Company currently has one paid full-time employee and 4 paid part-time employees. It has retained the services of its management, officers and certain consultants through the issuance of restricted Section 144 common stock.

In June 1996, five employment and consulting contracts with 30 months remaining and valued at over $1,000,000 were voluntarily terminated by the parties concerned, with no future recourse or liability for the Company, including the employment contracts of Lionel Simons, President and Lester Berriman, Chairman. Mr. Simons and Mr. Berriman agreed to continue managing and directing the Company without cash compensation until such time as adequate operating capital had been secured for the Company.
Peter Cahill resigned from the Board at this time and William H. Ward, Jr. was appointed to the Board to serve along with Mr. Simons and Mr. Berriman.

In December 1996, the Company, having no resources available for the international commercial exploitation of its technology rights, and having no business plan for such exploitation of rights outside of the U.S., entered into a licensee agreement with an officer of the Company. This license was for the exploitation of European rights to the technology for application to gasoline engines and for exploitation of worldwide rights for diesel engines. The agreement called for the Company to receive an 8% royalty plus 30% ownership of a Company to be established overseas. This Company was subsequently formed and called KleenAir Systems International, Inc. It established a wholly owned subsidiary in the U.K. called KleenAir Systems Ltd. During 1998, the U.S. exploitation rights for that portion of the technology relating to diesel engines was transferred back to the Company in exchange for an issuance of restricted shares.

The Company began distribution of its CarbonGuard(TM) thermal management system during 2002 and has shipped its NOxMaster(TM) products in 2003.

Management believes that the NOxMaster(TM) system is unique, well protected by patents, and that it will prove to be effective and marketable after completion of testing. Competition is anticipated from so-called urea systems, such as the SOBRIS(TM) system, that are more complex and significantly more costly, but whose end result is the creation of ammonia to catalyze a chemical reaction with NOx in the exhaust system.

Development expenses were $196,534 during 2003. During 2002 they were $337,773.

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


ITEM 2. DESCRIPTION OF PROPERTY

In May 2002, the Company leased a 10,000 square foot R & D and office facility at 1711 Langley, Irvine, CA 92614. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer, computers and other test equipment to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

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



                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 2003 and 2002, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commissions, and may not represent actual transactions.

                                     2002                   2001
                              ----------------       -----------------
                               High       Low         High        Low
                              -----      -----       -----       -----
      1st Quarter             $0.51      $0.22       $2.45       $1.10
      2nd Quarter              0.35       0.20        1.80        0.75
      3rd Quarter              0.35       0.16        1.01        0.47
      4th Quarter              0.34       0.20        0.75        0.30

Shareholders: At December 31, 2003, there were 541 shareholders of record with an additional approximately 64 shareholders registered with firms reporting to the Depository Trust Company.

Dividends: No dividends have been paid in the last two fiscal years.


ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

During 2003, the Company started delivering its patented NOxMaster(TM) NOx Reduction System. Sales for the year topped $750,000 as compared to approximately $50,000 in 2002.

This consisted mainly of shipments of components to Dinex A/S in Denmark who then manufactured completed systems which have been installed on buses, taxis, shuttles and refuse collection vehicles in test quantities. It is expected that field demonstrations of the system will lead to significant orders during the course of the current year and into the future.

The Company is positioning itself to be a leading provider of Selective Catalytic Reduction (SCR) systems in the European market where it has achieved certification status with the Energy Savings Trust (EST) in the U.K. and meets all the retrofit standards for the other EU countries.

The Company owns a number of significant patents which it believes gives it special advantage in the SCR market worldwide and has applied for patents on systems that combine particulate and NOx reduction systems which will further extend its market value.

The Company's original U.S. Patent # 5,224,346 was acquired in April of 1995. U.S. Patent # 5,609,026 "Engine NOx Reduction" was issued in 1997 after successfully overturning a challenge in Patent Court. International patent rights have been granted for these patents and have been issued for Europe (patent # 5 638 139 covering Germany, France and the U.K.) and international coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries.

On November 30, 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", U.S. Patent # 5,992,141. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial exploitation and licensing potential. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. No value has been capitalized on the books for the second and third patents.

Two additional patents were applied for during 2001 that improve the NOxMaster(TM) device in specific relation to its reduction of particulate emissions. The Company believes that a system that reduces particulate emissions as well as oxides of nitrogen meets the two major mobile source pollutants of greatest concern to the mandating authorities, such as the EPA and CARB.

The Company continued testing on its Sonic Flow Carburetor with a patent granted in September 2002(U.S. 6,446,940). This device significantly improves fuel-burning efficiency and reduces emissions on gasoline engines by effectively atomizing the fuel into very fine particles for an even and homogenous distribution throughout the engine cylinders.

The Company is positioning the Sonic Flow Carburetor as a low cost alternative to a fuel injection system for the two wheel market in China and India, It offers more power, greater fuel economy and lower emissions at significantly lower cost. In China some 12 million two wheel vehicles are manufactured annually. The Company has a test and evaluation agreement with a major manufacturer of some 2 million vehicles with the a view to replacing their carburetor systems with the Sonic Flow Carburetor

A similar Sonic Flow concept is employed in the Company's new duel fuel injector on which a patent was issued in December 2002. This device is designed to improve operating efficiency and reduce emissions on diesel engines by using regular diesel fuel to commence fuel combustion and then switch to atomized fuel. These new products are the result of following through on the Company's mission to develop technologies that significantly reduce polluting emissions and improve operating efficiencies.

The original product, the NOxMaster(TM) device is currently being prepared for commercialization in the U.K. and Denmark. Also, Retrofit
Verification by the EPA and the California Air Resource Board (CARB) has been applied for in the U.S..

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

The NOxMaster(TM) utilizes both the non-catalytic reaction that occurs at high temperature, and the catalytic reaction at lower temperature. Tests have confirmed this approach. Further test data has shown the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMasterTM device gives the manufacturer a method of control that is essentially independent of engine operating parameters and provides new options for economy and performance.

The product can also be distributed in states other than California where an Executive Order (EO) is required before distribution can commence. The Company has received an EO from the CARB in enabling it to sell its product in the State of California. The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California.

The recently introduced requirement to secure a Retrofit Verification approval from the CARB or EPA for SCR technology is needed in order to qualify for SIP and Emission Trading Credits. These enable the user to sell credits to cover the cost of equipment and operations.

The Company applied for EPA and CARB Retrofit Verification in the fourth quarter of 2003 in line with new protocols for Selective Catalytic Reduction (SCR) now finalized by those agencies. These verifications are necessary to permit sale of the Company's NOxMaster(TM) system nationwide and to qualify its customers for emission credits. The emphasis for emission trading credits is on NOx reduction products, thereby satisfying the mobile source emission reduction criteria for "emission credits". The Guidelines for the Generation and Use of Mobile Source Emission Reduction Credits, published by the California Environmental Protection Agency, Air Resources Boards and Mobile Source Emission Reduction Credits were approved by the ARB on February 19,1993.

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

The Company has established an limited liability partnership in partnership with Emission Credit Brokers of Houston, TX for the purpose of facilitating the use of credits to self-finance the application of the Company's emission reduction products to commercial vehicle fleets in those areas of the country where such trading credits are available.

The Company has signed a distribution agreement with DINEX A/S of Denmark and its U.K. subsidiary, Dinex U.K. Ltd. Under this agreement DINEX has a non-exclusive right to sell the Company's products in its market area (Scandinavia, U.K., Germany, France, Italy and Spain).

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial production and sales.

On December 29, 1999 the Company signed a Letter of Intent with Extengine Transport Systems, LLC regarding the awarding of licenses for commercial exploitation of the Company's technology in China, India, California and the U.S. Urban and School Bus markets. This was subsequently followed by completion of Licensing Agreements, the exclusive terms of which, if fulfilled, would represent significant income to the Company over the succeeding 10 years. As part of the Agreement, Extengine Transport Systems LLC has invested funds in the Company to cover the costs of research and development to fulfill contracts requiring the demonstration of NOx reduction capability with regard to a number of engines supplied by major Chinese automotive companies. Discussions have also been held with various California Transportation Authorities with regard to the testing of the Company's products on its buses as part of the Extengine drive to exploit the Company's technologies in the Urban Bus market.

This license has now, by mutual agreement, been set aside. Extengine no longer has exclusive rights for India and China, but instead has been given exclusive rights for Hong Kong, Korea, and Japan. It also retains an exclusive right in the U.S. Urban Bus market and non-exclusive rights to sales of products utilizing KleenAir Systems technology in the U.S. and certain other limited territories overseas.

The Company has moved into a 10,000 square foot Research and Development facility in Irvine, California where it has expanded its R & D dynomometer testing capabilities and broadened the range of engine types and sizes for which it can customize its products.

Several NOxMaster(TM) units have been installed and are in service on a number of London Taxicabs where they are continuing field tests. Systems have also been installed on a London Borough 16 passenger Mercedes Sprinter bus and on a number of waste collection trucks in the several other London Boroughs.

A subsequent event in March 2004, was the acquisition by the Jubilee Investment Trust of London, U.K. of $2.1 million worth of the Company's common stock. This was accomplished by the issuance of 10,026,666 restricted shares of the Company in exchange for 910,569 shares of Jubilee. Jubilee is a British entity listed on the London Stock Exchange.

Disclosure Regarding Forward-Looking Statements

Where this Form 10-KSB includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions, changes in environmental regulations, the market for venture capital, etc. In this Form 10-KSB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


ITEM 7.  FINANCIAL STATEMENTS

See the Index to Financial Statements on page F-1 following the signature page and of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------
 Lester Berriman      79   Director/ VP-Research    2 years    April 1995

 Lionel Simons        69   Director/President/      2 years     Dec. 1995
                           Secretary/Treasurer

 Hamid Servati        51   Director/Consultant      2 years     Nov. 2002

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


ITEM 10.   EXECUTIVE COMPENSATION

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 2001, the Company awarded the following non-cash stock compensation for services rendered:

   (a)   SUMMARY COMPENSATION TABLE

                        Annual Compensation
------------------------------------------------------------------------
   Names and                   Salary/            Other Annual     Market
Principle Position      Year     Fee     Bonus    Compensation     Value
---------------------   ----   -------   -----  ----------------  --------
Lionel Simons           2003   $   -0-   $ -0-  5,000,000 shares  $346,500
President/Secretary     2002       -0-     -0-       None              -0-
                        2001       -0-     -0-    300,000 shares    27,720

Lester Berriman         2003   $   -0-   $ -0-  1,000,000 shares  $ 76,600
Chairman/ VP-Research   2002       -0-     -0-       None              -0-
                        2001       -0-     -0-    300,000 shares    27,720

William H. Ward, Jr.    2003     N/A      N/A         N/A
Director/Consultant     2002     N/A      N/A         N/A
                        2001       -0-     -0-    300,000 shares  $ 27,720 (1)

Hamid Servati           2003   $   -0-   $ -0-       None         $    -0-
Director/Vice Chairman  2002       -0-     -0-    500,000 shares    87,500 (2)
                        2001     N/A      N/A         N/A

John Zabsky             2003   $10,000   $ -0-    500,000 shares  $ 34,650 (1)
d.b.a. John Z Co.       2002    24,000     -0-       None              -0- (1)
Consultant              2001    24,000     -0-    200,000 shares    18,480 (1)

(1) Compensation was provided to Mr. Zabsky and Mr. Ward as an outside consultant.

(2) Mr. Servati was issued 500,000 shares valued at $87,500 prior to becoming a director as part of an attempt to acquire 51% of two entities that he owns.


   (b)   OPTION/STOCK APPRECIATION RIGHTS

     No stock options were granted during 2003 or free standing SARs to executive officers of the Company.

   (c)   AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR
         VALUE TABLE

     There was no exercise during 2003 of stock options and free standing SARs by executive officers of the Company.

   (d)   LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

     The Company did not make any long-term incentive plan awards to any executive officer in 2003.


   (e)   COMPENSATION OF DIRECTORS

     No Directors of the Company received cash compensation for their services as Director during 2003.

(f)   EMPLOYMENT CONTRACTS

     The Company has no employment contracts with executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth a list of persons known to the Company to be the beneficial owner of more than five percent of the Company's voting stock.

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)           of Class
--------       ----------------------      ------------          --------
Common         Pollution Control, Inc.        9,993,877           23.71%
               328 Bay street
               Nassau, Bahamas

Common         Lionel Simons,                   714,808 (2)(3)     1.70%
               36 Corniche Drive
               Dana Point, CA 92629

Common         Lester Berriman                2,362,048            5.60%
               18871 Portofino Drive
               Irvine, CA 92715

Common         Prudent Bear Funds, Inc.       3,141,045            7.45%
               8140 Walnut Hill Lane
               Suite 405
               Dallas, TX 75231

Common         John Zabsky                    1,680,432 (4)        3.99%
               3640 S Main St
               Santa Ana, CA 92707

    (1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2003.
    (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See
         Item 12.
    (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.
    (4) This total represents shares held by Mr. Zabsky in his own name, as well as shares held by John Z Company, a corporation wholly owned by Mr. Zabsky.

The following table sets forth a list of the beneficial ownership in the Company by officers and directors.

                                           Amount of
Title of        Name and Address of       Beneficial            Percent
 Class            Beneficial Owner         Ownership           of Class
--------       ---------------------      ----------           --------
Common         Lionel Simons              10,708,685 (2)(3)     25.40%
               36 Corniche Drive                     (4)
               Dana Point, CA 92629

Common         Lester Berriman             2,362,048             5.60%
               18871 Portofino Drive
               Irvine, CA 92715

Common         Hamid Servati               1,000,000             2.37%
               510 Savage Road
               Belleville, Mi 48111

Common         All officers and directors
                 as a group:              14,070,733 (5)        33.38%


    (1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2003.
    (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.
    (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.
    (4) Due to the controlling interest in Pollution Control, Inc. held by Lionel Simons, shares held by Pollution Control have been attributed to him for purposes of this total.
    (5) At December 31, 2002, Mr. Ward was no longer a director. His shares have been excluded from the total presented for all officers and directors as of that date.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lionel Simons, President of KleenAir Systems, Inc. is also President and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control which permits him to vote on its behalf.

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
    - Notes to Consolidated Financial Statements                F-9

  Exhibits - The following Exhibits are furnished as a part of this report:

       Exhibit No.                   Description
       -----------    ----------------------------------------------
          23.1        * Consent of Robert Early & Company, P.C.
          31          * Certification of Chief Financial Officer pursuant
                        to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1        * Certification of Chief Operating Officer pursuant
                        to Section 906 of Sarbanes Oxley Act
          32.2        * Certification of Chief Financial Officer pursuant
                        to Section 906 of Sarbanes-Oxley Act
     --------------
     * Filed herewith.


 (b)  Reports on Form 8-K

        None


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountant's; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the years ended December 31, 2003 and 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2003 and 2002 were $19,049 and $12,191, respectively. In addition, we incurred accounting review related fees

(primarily related to procedures our auditors were required to perform in reviewing potential registration statements and our Form S-8 Registration Statements) of $1,384 in 2003 and $1,640 in 2002, respectively.

Tax Fees: The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for 2003 and 2002.

All Other Fees: The Company paid its principal accountant $2,500 and $3,255 in 2003 and 2002, respectively, for the services of converting its SEC filings to and filing them in EDGAR format.



                              SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KLEENAIR SYSTEMS, INC.

Date:  April 14, 2004                   /s/ LIONEL SIMONS
                                      By: Lionel Simons., President,
                                      Secretary, Principal Accounting
                                      Officer, & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                    Title           Date
--------------------------            --------      --------------



  /s/ LIONEL SIMONS                   Director      April 14, 2004
 Lionel Simons


  /s/ LESTER BERRIMAN                 Director      April 14, 2004
 Lester Berriman


  /s/ HAMID SERVATI                   Director      April 14, 2004
 Hamid Servati

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)




                      INDEX TO FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----


      Report of Independent Certified Public Accountants  .  .  .  .  .  F-2

      Consolidated Balance Sheets as of December 31, 2003 and 2002 .  .  F-3

      Consolidated Statements of Operations for the years ended December 31, 2003 and 2002. . . . . . . . . . F-4

      Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2002. . . . . . . . F-5

      Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002. . . . . . . . . . F-8

      Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  F-9










                                   F-1




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Irvine, California


We have audited the accompanying consolidated balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockhold
ers' equity and cash flows for the years then ended.   We have also
audited the cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years and cumulative period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is still in the development stage and has not established sustained operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

March 22, 2004

                                   F-2

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS
                     As of December 31, 2003 and 2002


                                ASSETS

                                                      2003             2002
                                                    ----------      ----------
CURRENT ASSETS:
  Cash                                              $   28,739      $   76,758
  Accounts receivable                                   15,699          12,542
  Accounts receivable from related parties              33,288          50,000
  Advances                                                  -           52,000
  Parts inventory (at cost)                             57,126         114,076
  Prepaid expenses                                      47,000         121,542
  Loans to licensee                                         -          220,000
                                                    ----------      ----------
    Total Current Assets                               181,852         646,918

PROPERTY AND EQUIPMENT (net)                           155,611         195,620

OTHER ASSETS:
  Patent license (net)                               1,530,756       1,617,380
                                                    ----------      ----------
    TOTAL ASSETS                                    $1,868,219      $2,459,918
                                                    ==========      ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ($84,358 and $69,534 due to
    related parties, respectively)                  $  504,749      $ 150,176
  Advances from directors                               96,584         95,850
  Capital lease liability                                  372          4,811
  Note payable to related entity                       197,000         50,000
                                                    ----------      ----------
    Total Current Liabilities                          798,705        300,837
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
  (10,000,000 shares authorized, none outstanding)          -               -
 Common stock, $.001 par value (50,000,000 shares
  authorized, 31,422,161 and 20,270,556 outstanding,
  respectively)                                         31,422          20,271
 Additional paid-in capital                          8,006,296       6,959,717
 Deficit accumulated during the development stage   (6,968,204)     (4,820,907)
                                                    ----------      ----------
   Total Stockholder's Equity                        1,069,514       2,159,081
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,868,219      $2,459,918
                                                    ==========      ==========


The accompanying notes are an integral part of these financial statements.
                                    F-3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                For Years Ended December 31, 2003 and 2002

                                                                   Cumulative
                                                                  During Devel-
                                               2003        2002   opment Stage
                                           ----------  ----------  -----------
REVENUES
  Sales                                    $  734,993  $   51,235  $   910,016
  Royalties                                    19,892          -        19,892
                                           ----------  ----------  -----------
    Total revenues                            754,885      51,235      929,908

COST OF REVENUES                              647,876      50,461      698,337
                                           ----------  ----------  -----------
  Gross Profit                                107,009         774      231,571

PRODUCT DEVELOPMENT COSTS                     196,534     337,773    1,239,005

OPERATING EXPENSES:
 Personnel costs                              570,445      84,697    1,237,744
 Consultants                                  682,796     439,185    2,726,726
 Professional fees                            103,536     162,276      499,227
 Office expenses                                9,915      17,738       53,278
 Depreciation                                  49,690      33,579      111,520
 Amortization of intangible assets            116,148      65,511      181,659
 Advertising and promotion                     19,177      57,552      230,941
 Loss on cancellation of licensing agreements      -           -        19,860
 Rent                                          95,717      63,250      210,217
 Travel                                        96,575      94,874      296,573
 Other expenses                                76,536      71,562      167,157
 Bad debts                                    220,000          -       220,000
 Unknown losses under prior ownership              -           -       151,518
                                           ----------  ----------  -----------
    Total operating expenses                2,040,535   1,090,224    6,106,420
                                           ----------  ----------  -----------
(LOSS) FROM OPERATIONS                      (2,130,060) (1,427,223) (7,113,854)

OTHER INCOME AND (EXPENSES):
  Interest income                                  11          15        2,526
  Interest expense                            (17,248)     (2,189)     (19,437)
  Amortize discount on receivables                 -           -        20,259
                                           ----------  ----------  -----------
(Loss) before income taxes                 (2,147,297) (1,429,397)  (7,110,506)

  Benefit from Deferred taxes                      -      397,852      397,852
                                           ----------  ----------  -----------
(Loss) Before Extraordinary Item           (2,147,297) (1,031,545)  (6,712,654)

Extraordinary Item:
  Costs of terminated acquisitions                 -      (87,500)    (255,550)
                                           ----------  ----------  -----------
Net (Loss)                                 $(2,147,297)$(1,119,045)$(6,968,204)
                                           ===========  ========== ===========
Earnings per Share (Basic):
(Loss) Per Share Before Extraordinary Item  $    (0.10) $    (0.06) $    (0.79)
(Loss) Per Share From Extraordinary Item            -           -        (0.03)
                                            ----------  ----------  ----------
Net (Loss) Per Share                        $    (0.10) $    (0.06) $    (0.82)
                                            ==========  ==========  ==========
Basic Weighted Average Shares Outstanding   22,392,964  17,729,544   8,528,986
                                            ==========  ==========  ==========

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


(Continued on next page)

The accompanying notes are an integral part of these financial statements.
                                     F-6

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

   BALANCES, 12/31/03                      -   $     -    31,422,161  $   31,422  $8,006,296   $      -   $(6,968,204)
                                    =========  ========   ==========  ==========  ==========   =========  ===========



The accompanying notes are an integral part of these financial statements.
                                     F-7

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Years Ended December 31, 2003 and 2002

                                                                   Cumulative
                                                                  During Devel-
                                              2003        2002    opment Stage
                                          -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                               $(2,147,297) $(1,119,045)$(6,968,204)
 Adjustments to reconcile net (loss) to
 net cash provided by operations:
   Losses prior to current ownership               -           -       151,518
   Depreciation                                49,690      33,579      111,520
   Bad debts                                  220,000          -       220,000
   Amortization of:
     Prepaid expenses                          74,542     170,270    1,163,237
     Intangibles                              116,148      65,511      181,659
   Stock issued for services                  982,730     192,184    2,823,372
   Stock issued for extraordinary loss             -       87,500      140,550
   Deferred income taxes                           -     (397,852)    (397,852)
Changes in operating assets and liabilities:
   Accounts receivable                         65,555     (90,545)     (26,590)
   Inventory                                   56,950     (91,538)     (34,588)
   Advances to consultants                         -           -        20,000
   Prepaid expenses                                -      (46,200)    (247,000)
   Trade accounts payable                     354,573     (41,899)     408,605
                                          -----------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES        (227,109) (1,238,035)  (2,453,773)
                                          -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                        (9,681)   (172,570)    (257,438)
 Patent licensing costs                       (29,524)    (56,107)    (161,012)
 Business acquisition                               -     (44,820)     (44,820)
 Notes receivable                                   -    (220,000)    (220,000)
                                          -----------  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (39,205)   (493,497)    (683,270)
                                          -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                   75,000   1,720,000    2,869,459
 Capital lease obligation                          -        7,765        7,765
 Payments on capital lease                     (4,439)     (2,954)      (7,393)
 Additional capital contributions                  -           -         2,367
 Advances and loans from related parties      147,734      50,000      293,584
                                          -----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     218,295   1,774,811    3,165,782
                                          -----------  ----------  -----------
NET INCREASE/(DECREASE) IN CASH               (48,019)     43,279       28,739

CASH AT BEGINNING OF YEAR                      76,758      33,479           -
                                          -----------  ----------  -----------
CASH AT END OF YEAR                       $    28,739  $   76,758  $    28,739
                                          ===========  ==========  ===========

  See Note 3 for Supplemental Cash Flow Disclosures


The accompanying notes are an integral part of these financial statements.
                                     F-8

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003 and 2002


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF BUSINESS

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

Investments in Closely Held Entities -- The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

Accounts Receivable -- The Company uses the allowance method to account for uncollectible accounts receiv able. Accounts receivable are presented net of an allowance for doubtful accounts when applicable. There were no allowances at December 31, 2003 or 2002.

Inventory -- Inventories are stated at the lower of cost or market (net realizable value).

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

The Company purchased the rights to the patent for its NOxMaster(TM) and developed other patents as discussed at Note 7 below. The cost of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and are being amortized now that sales of the product have commenced. Amortization is being charged on a straight-line basis over ten years beginning April 2003. Amortization expense of $17,881 related to these rights has been charged to operations.

The acquisition cost allocated to the CarbonGuard(TM) (Carbon Cloth's intangible asset) is being amortized over fifteen years beginning May 2002. Amortization expense for this asset of $98,267 has been charged to operations during 2003.

Revenue Recognition -- Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company's final test procedures.

Research and Development Costs -- Research, development, and engineering costs are expensed in the year incurred. Costs incurred are as disclosed in the income statement.

Stock-Based Compensation -- The Company accounts for services acquired using stock as compensation based on the fair value of the shares issued. Fair value is determined based on the closing price of the stock on the date the Company becomes obligated to issue the shares. Due to thin trading volume of the Company's stock, most stock issuances are recorded at a discount to the market price due to effective limitations on disposal by the recipient of the shares. Restricted shares issued for services are discounted at a greater discount due to the added limitation of the holding period for the restricted shares.

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

Management has been in contact with various parties who are interested in providing funding for the completion of testing and trials to obtain certifications from the State of California and the EPA regarding the product's ability to function as an emission control device. Because of these contacts, Management anticipates that efforts to obtain certification will be continued and that there should be no substantial difficulties in obtaining sufficient financing to obtain such certifications and subsequent distribution. Additionally, testing in England has resulted in product sales and installations during the second and third quarters of 2003 through the Company's UK affiliate. Sales/installations were halted for the fourth quarter of 2003 and the first quarter of 2004 due to budgetary limitations under the UK trust administering the government cost sharing program. These sales are expected to resume in April with the advent of a new budget period. Additionally, subsequent to year end, the Company has executed an exchange of its newly issued restricted shares for free trading shares of a UK investment fund. The sale of these shares should provide much needed funds to pursue California testing while also resuming sales in the UK.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3:   SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                   Cumulative
                                                                  During Devel-
                                              2003        2002    opment Stage
                                          -----------  ----------  -----------
Cash payments for:
 Interest                                 $     6,075  $    2,189  $     8,264
 Income taxes                                      -           -            -

Non-cash investing and financing transactions
(Stock has been issued for the following):
  Compensation and directors' fees        $   519,090  $   92,912  $ 1,338,650
  Consultants and prepaid services            463,640     225,022    2,154,397
  Equipment                                        -           -         8,300
  Patent licensing                                 -           -        14,900
  Repurchase of U.S. diesel license                -           -        62,500
  Acquisition of National Diversified
     Telecom, Inc.                                 -           -       140,550
  Sale of marketing licenses for notes
     receivable                                    -           -     1,736,558
  Acquisition of Carbon Cloth
     Technologies, Inc.                            -      981,514      981,514
  Uncompleted business acquisition                 -       87,500       87,500

NOTE 4:   EQUITY METHOD INVESTEE

The Company holds a 30% interest in KleenAir Systems International, Inc.
(KASI), a Bahamas based entity.  KASI owns 100% of KleenAir Systems, Ltd.
(KSL), a British entity. The Company received its interest in KASI pursuant to a licensing agreement with its President for European marketing rights for its products. As such, the Company has no cost in this investment. To date, KASI has not generated any net profit. Accounting rules do not provide for recording negative investments under the equity method accounting.


NOTE 5:   RECEIVABLES

During 2002, the Company advanced $45,000 to KSL for expenses incurred in the testing of the product on London taxicabs and buses. KSL was awarded a portion of a U.K. government-funded grant for this testing. During 2003, KSL paid a consultant the equivalent of $7,791 for consulting services related to countries other than Great Britain. As agreed by Management, this payment was offset against the outstanding receivable, leaving an outstanding balance due of $37,209. The Company owes KASI $3,921 due to funds collected directly from KSL for product sales in excess of amounts due from KASI.

A consultant was advanced $5,000 during 2002. This advance was offset against compensation due the consultant in 2003.

An advance of $52,000 was provided to one of the principles of Carbon Cloth during 2002 against stock to be issued to him under his employment agreement. This receivable was offset against compensation during 2003.

During the first quarter of 2002, the Company loaned $120,000 to a licensee. This loan is secured by 100,000 shares of the Company's stock and was expected to be satisfied before the end of the year. During the third quarter of 2002, the Company loaned this same entity another $100,000 secured by 120,000 shares of the Company's stock. The first loan and the related stock were later assigned to a third party by the licensee. No date has been set for repayment by the third party.

During 2003, the Company negotiated a settlement with the licensee for them to relinquish exclusivity to certain geographical areas and types of customers in exchange for the Company releasing its claim for repayment of the loans or return of the stock. As a result, these loans were written off.


NOTE 6:   PREPAID EXPENSES

The Company follows a practice of employing consultants for advisory services. Typically, these agreements are for one year periods and generally call for the bulk of their compensation to be paid with stock at the initiation of the services. The stock compensation under these contracts is valued at its estimated fair value based on the trading price at the start of the contract and recorded as prepaid services. This prepaid cost is then amortized to consulting fees over the period of the contract.

In 2002, the Company started contracts with a combination of unrestricted and restricted stock valued at a total of $125,750. In 2003, the Company prepaid $61,500 with unrestricted stock. All consulting agreements had fully amortized before December 31, 2003 Amortization of these costs during 2003 and 2002 was $170,270 and $39,688, respectively. Balances of items making up prepaid expenses at December 31, 2003 and 2002 were as follows:

                                                 2003            2002
                                              ----------      ----------
    Consulting agreements                     $       -       $   74,542
    Rent                                          46,200          46,200
    Taxes                                            800             800
                                              ----------      ----------
      Totals                                  $   47,000      $  121,542
                                              ==========      ==========

NOTE 7:   FEDERAL INCOME TAXES

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

                                          Amount of Net
                   Year of               Operating Loss
                  Expiration              Carry Forward
                 ------------             -------------
                     2010                 $     148,187
                     2011                       901,206
                     2012                        79,438
                     2018                       305,825
                     2019                       804,046
                     2020                       720,022
                     2021                       626,785
                     2022                     1,460,856
                     2023                     2,282,759
                                          -------------
                                          $   7,329,124
                                          =============

The Company has deferred tax assets and liabilities at December 31, 2003 and 2002. These have arisen from the difference in the depreciation deduction for book and tax purposes, from operating loss carry-forwards, from the difference between the tax and book bases for the patent acquisition, and from the acquisition of Carbon Cloth. These result in net deferred tax assets totaling $3,838,980 and $2,987,430 at December 31, 2003 and 2002, respectively. However, because management is unable to determine at this point that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2003 and 2002. The following table sets forth the reconciling items between income per books and taxable income.

                                                 2003          2002
                                             -----------    -----------
    Book loss                                $(2,147,297)   $(1,119,045)
    Deferred tax benefit                              -        (397,852)
    Non deductible expenses                        9,658          7,116
    Depreciation                                     876          1,098
    Amortization of intangibles                 (145,996)        47,829
                                             -----------    -----------
    Taxable loss                             $(2,282,759)   $(1,460,854)
                                             ===========    ===========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from differences in the tax and book bases for the patents (including the Carbon Cloth acquisition). The Company's deferred tax liabilities and assets are as set out below:

                                                  2003          2002
                                              -----------    -----------
    Deferred tax assets:
      Patent costs                            $ 1,286,124    $ 1,390,404
      Net operating losses                      2,918,217      2,008,958
                                              -----------    -----------
           Total                                4,204,341      3,399,362
                                              -----------    -----------

    Deferred tax liabilities:
      Property and equipment                        2,204          2,553
      Investment in Carbon Cloth                  363,216        409,375
                                              -----------    -----------
           Total                                  365,420        411,928
                                              -----------    -----------
    Net deferred tax asset                      3,838,921      2,987,434

    Valuation allowance                        (3,838,921)    (2,987,434)
                                              -----------    -----------
      Amount reported on Balance Sheet        $        -     $        -
                                              ===========    ===========

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


NOTE 8:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

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

Besides the tests toward certification in California, the products have been tested in England for their application to pollution control on diesel taxicabs and buses. This testing is being carried on by KSL, an entity in which the Company owns an indirect equity interest as discussed elsewhere.

The Company has continued to obtain additional patents that extend and protect its primary patent. A device for emission control on small engines has also been patented. Legal costs to file these patents are being capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, and sell the NOxMaster(TM)'s application to diesel engines. In addition, the agreement granted the same rights for the application of the NOxMaster(TM)' to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established, KleenAir Systems International, Inc. (KASI), in the United Kingdom and transferred this license to it. KleenAir Systems, Ltd. of the UK is a wholly owned subsidiary of KASI. The Company received a 30% ownership interest in KASI and is to receive a royalty of 8% of its gross revenue from sales of the product.

During 1998, the Company repurchased the rights to the diesel system in the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KASI also entered into a license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This license is for a ten-year, nonexclusive, worldwide manufacturing, marketing, and selling license for NOxMaster(TM) devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights agreement for application of the NOxMaster(TM) to gasoline engines and a ten-year, exclusive manufactur ing, marketing, and distribution rights agreement for application of the NOxMaster(TM) devices in China and India and to school and urban buses. These licenses set out per-unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability. During 2002, the Company moved to eliminate Extengine's exclusivity in certain markets. This action was undertaken because of certain actions and certain inactions on the part of Extengine. During 2003, Manage ment negotiated a settlement with ETS for its release of the exclusivity portions of its agreements. This allows the Company to pursue sales of the products in these markets.


NOTE 9:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2003 and 2002.

                                                    2003          2002
                                                -----------    -----------
   Office furniture and equipment               $    61,497    $    61,497
   Test vehicles                                     28,928         28,028
   Analysis equipment                               167,139        158,358
   Leasehold improvements                            11,682         11,682
                                                -----------    -----------
   Totals                                           269,246        259,565

        Accumulated depreciation                   (113,635)       (63,945)
                                                -----------    -----------
   Net Property and Equipment                   $   155,611    $   195,620
                                                ===========    ===========

Depreciation expense totaled $49,690 and $33,579 for 2003 and 2002. The office furniture and equipment, the analysis equipment, and the test vehicles are being depreciated on a straight-line basis over five years. Leasehold improvements are being depreciated on a straight-line basis over 39 years.


NOTE 10:   COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

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

In September 2003, the Company filed an additional amendment to its S-8 to register another 1,250,000 shares. All of these shares were issued to consultants for services provided during the last quarter of the year.

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


NOTE 11:   EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan.


NOTE 12:   STOCKHOLDERS' EQUITY

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

During 2002, the Company issued the following restricted shares: 15,500 valued at $3,500 for product develop ment, 50,000 valued at $16,250 for legal services, 100,000 valued at $32,500 for contract settlement, 500,000 valued at $87,500 for uncompleted acquisition, and 833,250 valued at $924,908 for Carbon Cloth acquisition. Another 2,804,545 restricted shares were issued for cash totaling $1,720,000. In addition to restricted
shares, the Company issued free-trading shares as follows:   524,192
valued at $257,342 for consulting services, 40,000 valued at $44,400 for Carbon Cloth acquisition, and 12,000 valued at $8,340 for product development.

During 2003, the Company issued the following restricted shares as follows: 750,000 for cash totaling $75,000, 215,000 valued at $46,850 for consulting services, 50,000 valued at $8,250 for legal services, 7,600,000 valued at $519,090 to directors and a key research person for services, and 82,500 valued at $12,788 for settlement of claims relating to marketing licenses. The Company also issued unrestricted shares as follows: 2,100,673 valued at $317,003 for consulting services, 22,500 valued at $4,534 for product development efforts, 50,000 valued at $11,625 for settlement of claims related to marketing licenses, 228,932 valued at $55,053 for legal and other professional services, and 52,000 valued at $7,537 for office and clerical services.


NOTE 13:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. A warrant to purchase 240,000 shares and an option to purchase 200,000 shares at $0.625 per share were outstanding at December 31,2002. Both of these were to expire in 2004. The option for 200,000 shares was canceled during 2003, leaving a balance of 240,000 options outstanding at December 31, 2003. The shares underlying these options have not been added to outstanding common shares in a presentation of diluted earnings per share because the presentation would prove anti-dilutive.


NOTE 14:   RELATED PARTY TRANSACTIONS

Many of the Company's consultants have, historically, also been stockholders of the Company. This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, upon the purchase of the patent, the previous owners became preferred stockholders. Individuals involved with the previous owner continued many of the development and other services that they were previously providing.

See also the discussion of the granting of a license for Europe to the Company's President at Note 8 and the discussion at Note 15 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock that it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 8, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled indirectly by the Company's President. Pollution Control's voting rights are held by the Company's

President. These transactions effectively transferred control of the Company to Pollution Control and the Company's President through his control of that block of voting stock.

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

During 2003, the Board approved the issuance of 7,600,000 restricted shares to themselves and an engineering consultant as compensation for
their services in lieu of cash payments.   Loans from related parties
totaled $147,000 during 2003. These loans were documented in demand notes and bear interest at the rate of 7% with interest compounded monthly if not paid.

In 2003, the Company generated a significant portion ($202,544) of its revenues from sales of its NOxMaster(TM) product to KASI (discussed at Note 3) which, in turn, sold them to KSL. KSL sold the products to a third party for installation on UK taxicabs and buses. The Company recognized its revenues at the first level, i.e., sales to KASI. At this point, there has been no inclusion of KASI in the Company's financials due to cumulative losses incurred by that entity. No eliminations have taken place. This sales structure exists because of licensing arrangements discussed at Note 8.


NOTE 15:   EXTRAORDINARY LOSS ITEMS

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

In 2002, the Company initiated an acquisition agreement. By the terms of the agreement, the Company issued 500,000 restricted shares to the owner of the target as a discussion incentive. Additional shares and cash were due on consummation. This deal has placed on hold for at least the time being. The shares, valued at $87,500, have been recorded as an extraordinary expense.


NOTE 16:   ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth), a California corporation. Carbon Cloth is a manufacturer of automotive thermal management systems. Its CarbonGuard(TM) product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. This product generated revenues during 2003 and is expected to generate additional revenues in the future. Its primary market at this time is environmentally mandated retrofit applications which are largely funded by governmental agencies. These agencies operate under strict annual budgets which limit the size of any given project and cause deferral of work from year to year. As the product continues to prove its viability, sales are expected to grow. It is also anticipated that there will be a synergy of sales from the combination of the Company's emission control device and Carbon Cloth's products.

This acquisition was accomplished through the issuance of common stock in exchange for all of the stock of Carbon Cloth. The results of operations of Carbon Cloth have been included in the Company's consolidated financial statements since the date of acquisition. The Company issued 833,250 restricted shares for this acquisition along with 40,000 unrestricted S-8 shares issued for services provided in the acquisition process. A portion of the acquisition agreement created an employment agreement that called for the issuance of an additional 146,750 shares as incentive commissions based on achievement of product sales. These additional shares were compensation and were contingent upon the achievement of certain sales levels.

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

             Accounts receivable              $   22,397
             Inventory                            10,331
             Fixed assets (net)                    1,392
             Patent license                    1,474,003
             Payables                            (96,144)
             Deferred tax liability             (397,853)
             Equity                           (1,014,126)

NOTE 17:   LEASE

During May 2002, the Company leased a facility containing office space and space for continuing product development and testing. This facility combined the Company's offices and testing at the same facility. The lease is a three-year noncancellable lease. The Company was required to deposit $46,200 (the last six months lease payments) with the landlord as security for the lease. The monthly lease is $7,700. Future minimum payments under this noncancellable lease totals $123,200 at December 31, 2003. This amount includes the deposit which will represent a prepayment of the final six months rental.


NOTE 18:   CONCENTRATIONS

As mentioned in other places above, a majority of the Company's NOxMaster(TM) sales have been for installation in England. In addition, the Company sold $287,200 worth of particulate traps directly to Dinex, the entity purchasing and installing the NOxMaster(TM) equipment in the U.K. Sales of the CarbonGuard(TM) were also concentrated with $187,435 being sales to Johnson Mather, Inc. These concentrations are expected to continue for at least the near future until such time as the Company can obtain certifications from the CARB and EPA.


NOTE 19:   SUBSEQUENT EVENTS

During the first quarter of 2004, the Company has sold 250,000 restricted shares for $25,000 and entered into an option for this purchaser to acquire an additional 500,000 shares in April 2004. It has also entered into consulting contracts requiring the issuance of 460,000 unrestricted shares.

In March 2004, the Company entered into a transaction whereby it exchanged 10,026,666 restricted shares for 910,569 shares of Jubilee Investment Trust, PLC. Jubilee is a British entity listed on the London Stock Exchange.

The Company announced an agreement with Beijing Luchuang Environmental Protection Group in China to evaluate the Company's technologies with regard to utilization and manufacturing in China. Tests of these technologies is currently being conducted at two university testing facilities in Beijing. The Company also announced that the Energy Savings Trust in the UK has restructured their emission control funding grants to include a new category for a 75% cost subsidy. This new category currently contains only KleenAir's products. The funding grants are government's cost subsidy program for its emission control retrofit programs.