Form 10QSB
period 2004-03-31
KLEENAIR SYSTEMS INC
filed 2004-05-13
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2004


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                    Commission file number 033-03362-D


                          KLEENAIR SYSTEMS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


     State of Nevada                                    87-0431043
-------------------------------                     -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification #)


                  1711 Langley Avenue, Irvine CA  92614
           ----------------------------------------------------
           (Address of principal executive offices and zip code


                              (949) 955-3492
                     -------------------------------
                     (Registrant's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     There were 43,211,160 shares of common stock, $0.001 Par Value, outstanding as of April 20, 2004.


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

  Item 3:   Controls and Procedures   .  .  .  .  .  .  .  .  .  .  .  .   16


Part II:  Other information


  Item 6:   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .   17


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17






                                    2

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements



     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for three months ended March 31, 2004 and 2003. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated March 22, 2004, we expressed an opinion on those financial statements that was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/ ROBERT EARLY & COMPANY
--------------------------------
Robert Early & Company, P.C.
Abilene, Texas

May 7, 2004



                                    3

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS

                                                      March 31,   December 31,
                                                       2004           2003
                                                    ----------     ----------
                                                     Unaudited
                                  ASSETS
CURRENT ASSETS:
    Cash                                            $  251,216     $   28,739
    Accounts receivable                                  2,970         15,699
    Accounts receivable from related parties            40,024         33,288
    Inventory-raw materials (at cost)                   57,736         57,126
    Prepaid expenses                                    58,062         47,000
                                                    ----------     ----------
      Total Current Assets                             410,008        181,852

PROPERTY AND EQUIPMENT (net)                           151,154        155,611

OTHER ASSETS:
    Patent license (net)                             1,519,147      1,530,756
    Advances to equity investee                         92,010             -
                                                    ----------     ----------
      Total Other Assets                             1,611,157      1,530,756
                                                    ----------     ----------
    TOTAL ASSETS                                    $2,172,319     $1,868,219
                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable ($59,408 and $84,358 due
         to related parties, respectively)          $  184,423     $  487,176
    Accrued expenses                                    24,548         17,573
    Capital lease liability                                 -             372
    Notes payable to related parties                   218,000        197,000
    Advances from directors                            101,517         96,584
                                                    ----------     ----------
      Total Current Liabilities                        528,488        798,705
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, none outstanding)         -              -
  Common stock, $.001 par value (50,000,000 shares
   authorized, 42,898,160 and 31,422,161
   outstanding, respectively)                           42,898         31,422
   Additional paid-in capital                        9,025,060      8,006,296
   Deficit accumulated during the development stage (7,424,872)    (6,968,204)
    Other comprehensive income:
    Cumulative translation adjustment                      745             -
                                                    ----------     ----------
      Total Stockholder's Equity                     1,643,831      1,069,514
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,172,319     $1,868,219
                                                    ==========     ==========

See accompanying selected information.
                                    4

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              For Three Months Ended March 31, 2004 and 2003

                                                                   Cumulative
                                                                  During Devel-
                                                2004       2003   opment Stage
                                             ---------  ---------  -----------
REVENUES                                     $      -   $  80,358  $   929,908
  Cost of Goods Sold                                -      68,596      698,337
                                             ---------  ---------  -----------
  GROSS PROFIT                                      -      11,762      231,571
                                             ---------  ---------  -----------
PRODUCT DEVELOPMENT COSTS                       25,331     82,499    1,264,336
                                             ---------  ---------  -----------
OPERATING EXPENSES:
  Personnel costs and director fees             25,643      8,970    1,263,387
  Consultants                                  193,925     78,742    2,920,651
  Professional fees                              4,435     31,219      503,662
  Office expenses                                1,199      8,969       54,477
  Depreciation                                  12,157     12,065      123,677
  Amortization of intangible assets             31,053     24,566      212,712
  Advertising and promotion                      7,202     51,641      238,143
  Loss on cancellation of licensing agreements      -          -        19,860
  Rent                                          23,863     23,492      234,080
  Bad debts                                      5,993    100,000      225,993
  Travel                                        13,534     39,050      310,107
  Other expenses                                 9,481     24,510      176,638
  Unknown sources prior to current ownership        -          -       151,518
                                             ---------  ---------  -----------
      Total operating expenses                 328,485    403,224    6,434,905
                                             ---------  ---------  -----------
(LOSS) FROM OPERATIONS                        (353,816)  (473,961)  (7,467,670)
OTHER INCOME AND (EXPENSES):
  Interest income                                   -           5        2,526
  Interest expense                              (5,390)    (4,130)     (24,827)
  Foreign exchange loss                         (4,715)        -        (4,715)
  Loss on sale of stock                        (92,747)        -       (92,747)
  Amortization of discount on receivables           -          -        20,259
                                             ---------  ---------  -----------
(Loss) before income taxes                    (456,668)  (478,086)  (7,567,174)
  Benefit from deferred taxes                       -          -       397,852
                                             ---------  ---------  -----------
(Loss) Before Extraordinary Item              (456,668)  (478,086)  (7,169,322)
Extraordinary Item:
  Costs of terminated acquisition                   -          -      (255,550)
                                             ---------  ---------  -----------
Net (Loss)                                   $(456,668) $(478,086) $(7,424,872)
                                             =========  =========  ===========
Basic earnings per share:
  (Loss) Per Share Before Extraordinary Item $   (0.01) $   (0.02) $     (0.77)
  (Loss) Per Share From Extraordinary Item          -          -         (0.03)
                                             ---------  ---------  -----------
    Net (Loss) Per Share                     $   (0.01) $   (0.02) $     (0.80)
                                             =========  =========  ===========
Weighted Average Shares Outstanding         35,755,619 20,477,550    9,262,444
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



(Continued on next page)

See accompanying selected information.
                                    7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/03                      -         -    31,422,161      31,422   8,006,296          -    (6,968,204)

Stock issued:
  For cash                                 -         -       250,000         250      24,750          -            -
  For services                             -         -       698,000         698      97,387          -            -
  For investment                           -         -    10,527,999      10,528     896,627          -            -
Net loss                                   -         -            -           -           -           -      (456,668)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 03/31/04                         -   $     -    42,898,160  $   42,898  $9,025,060   $      -   $(7,424,872)
                                    =========  ========   ==========  ==========  ==========   =========  ===========






See accompanying selected information.
                                    8

                          KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Nine Months Ended March 31, 2004 and 2003
                                                                   Cumulative
                                                                  During Devel-
                                               2004        2003   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                 $  (456,668) $(478,086) $(7,424,872)
Adjustments to reconcile net income/(loss)
  to net cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  12,157     12,065      123,677
  Amortization of:
   Intangibles                                  31,053     24,566      212,712
   Prepaid expenses                                438     46,813    1,225,175
   Stock issued for services                    98,085     32,624    2,859,957
   Stock issued for extraordinary loss              -          -       140,550
   Deferred income taxes                            -          -      (397,852)
   Bad debts                                     5,993    100,000      225,993
   Loss on sale of stock                        92,747         -        92,747
Changes in operating assets and liabilities:
  Accounts and note receivable                      -     (51,140)      (6,590)
  Inventory                                       (610)    82,342      (35,198)
  Prepaid expenses                             (11,500)        -      (258,500)
  Accounts payable and accrued expenses       (295,778)    95,940      112,827
                                             ---------  ---------  -----------
Net Cash Used by Operating Activities         (524,083)  (134,876)  (2,977,856)
                                             ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment                        (7,700)    (3,102)    (265,138)
  Patent licensing costs                       (19,444)   (12,482)    (180,456)
  Business acquisition                              -          -       (44,820)
  Proceeds from sale of stock                  814,408         -       814,408
  Notes receivable and advances                (92,010)        -      (312,010)
                                             ---------  ---------  -----------
Net Cash Provided by/(Used in) Investing
    Activities                                 695,254    (15,584)      11,984
                                             ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                   25,000         -     2,896,826
  Capital lease obligation                          -          -         7,765
  Payments on capital lease                       (372)    (1,290)      (7,765)
  Foreign currency translation adjustment          745         -           745
  Proceeds from loans from related parties      21,000     90,000      218,000
  Advances from directors                        4,933        405      101,517
                                             ---------  ---------  -----------
Net Cash Provided by Financing Activities       51,306     89,115    3,217,088
                                             ---------  ---------  -----------
Net Increase/(Decrease) in Cash                222,477    (61,345)     251,216
   Cash at Beginning of Year                    28,739     76,758           -
                                             ---------  ---------  -----------
CASH AT END OF PERIOD                        $ 251,216  $  15,413  $   251,216
                                             =========  =========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     See Note 4.

See accompanying selected information.
                                    9

                          KLEENAIR SYSTEMS, INC.
                     (A Development Stage Enterprise)
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2004
                               (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first three quarters of 2004 and 2003 was $12,157 and $12,065, respectively.

      Office furniture and equipment         $  61,496
      Test vehicles                             28,928
      Analysis equipment                       174,840
      Leasehold improvements                    11,682
                                             ---------
                                               276,946
        Accumulated depreciation              (125,792)
                                             ---------
      Net property & equipment               $ 151,154
                                             =========


NOTE 3:   PREPAID EXPENSES AND AMORTIZATION

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. The amortized costs were included in "Advertising and promotion," although this is not necessarily true for the cumulative amounts presented. Amortization totaled $46,813 in the quarter ended March 31, 2003. There was none in 2004. In March 31, 2004, The Company prepaid insurance premiums which are being amortized over the one-year term of the policy. Amortization charged to insurance expense for the quarter was $438.



NOTE 4:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2004        2003   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
  Interest                                 $     1,615  $   5,356  $     9,879
  Income taxes                                      -          -            -

Non-cash investing and financing transactions:
  Stock issued for:
    Compensation and directors fees        $        -   $  65,340  $ 1,338,650
    Services and prepaid services               98,085    240,713    2,252,482
    Equipment                                       -          -         8,300
    Patent licensing                                -          -        14,900
    Repurchase of U.S. diesel license               -          -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                 -          -       140,550
    Sale of marketing licenses for
      notes receivable                              -          -     1,736,558
    Acquisition of Carbon Cloth
      Technologies, Inc.                            -          -       981,514
    Uncompleted business acquisition                -          -        87,500
    Investment in marketable security          907,155         -       907,155


NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2004, the Company sold 250,000 restricted shares for $25,000. It also issued 350,000 restricted shares valued at $30,525 for financial consulting services. Another 340,000 unrestricted S-8 shares valued at $65,400 were issued to consultants for business promotion and financial consulting services. A total of 8,000 unrestricted S-8 shares valued at $2,160 were issued for research and development and clerical services. The Company also issued 10,026,333 restricted shares to Jubilee Investment Trust PLC and a combination of 501,666 S-8 shares and 501,666 warrants to a consultant for the acquisition of 910,569 shares of Jubilee Investment Trust PLC. The issued shares and warrants were recorded at total value of $907,155.

The warrants issued are exercisable at $0.21 at any time before March 4, 2007.


NOTE 6:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of the elements presented below. KleenAir Systems International LTD. (KASI) is partially owned by the Company and controlled by the Company's President. KleenAir Systems LTD. is wholly owned by KASI. The $40,024 consists primarily of the unpaid balance of $45,000 in billings for equipment and support services during the testing phases leading to approval of the systems in the U.K.



NOTE 7:   LOSS ON SALE OF STOCK

As mentioned in Note 5, the Company issued restricted stock in exchange for trading shares of Jubilee Investment Trust PLC. A contract with a consultant required the Company to issue additional shares and warrants due to the consummation of this transaction. The Jubilee shares were placed almost immediately in a block trade to provide much needed cash. Because of the way the transaction was structured and the consultant fee involved, the Company realized a loss on the sale.


NOTE 8:   NOTES PAYABLE TO RELATED PARTIES

During the quarters ended March 31, 2004 and 2003, officers and entities related to them loaned the Company $21,000 and $90,000, respectively. These loans bear interest at 7% compounded monthly and are due on demand. The Company's President also advanced another a net $4,933 for temporary working capital requirements.


NOTE 9:   SUBSEQUENT EVENTS

During April 2004, the Company has sold 250,000 restricted shares for $25,000 and has issued 63,000 S-8 shares to consultants for financial representation and advisory services and related expenses.

The Company has also agreed in principle to a transaction calling for the exchange of $2 million worth of n on- voting, zero-coupon, convertible preferred shares in exchange for a like value of shares in an investment trust that is expected to begin trading on the London stock exchange in July 2004. The conversion feature of the preferred shares will not be effective until two years have passed.





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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent #5,224,346 Engine NOx Reduction System issued in 1993, U.S. Patent #5,609,026 Engine NOx Reduction issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMaster(TM) technology, two of which have been granted. The U.S. Patent #6,446,940 has been issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. An additional U.S. Patent #6,499,463 has been issued for a device, which atomizes diesel fuel to enhance the performance of and reduce emissions in diesel engines. Patent awards have now been confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden, and anticipated soon for Japan, Brazil, and China.

The Company occupies 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

As a result of an extensive test and evaluation program in England funded by the Energy Savings Trust (EST) and implemented on a variety of vehicles over the last 3 years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories.

The Company is the only entry in the EST's Selective Catalytic Reduction
(SCR) category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter (SCRF) system has become the sole entry in a new especially created category called SCRF, which has the highest level of funding grants. The SCRF system combines a high level reduction of emission for both NOx and PM (particulate matter or particulates) together with CO and HC, The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications, to light commercial vans, shuttle buses and heavy duty bus transport applications.

This opens the door to product launches in a variety of market segments in the U.K., and subsequently in other European countries such as Germany and Denmark (where SCRF systems have been installed on eight buses in Copenhagen).

Distribution arrangements have been concluded through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd of the U.K. for the KleenAir product line. Dinex specializes in after-market sales of particulate filters, silencers, and exhaust system components for medium and heavy-duty diesel-powered vehicles.

During 2003 over $750,000 of system components were shipped to Dinex. However, in October 2003 the EST suspended funding payments due to budget problems and these were not reinstated until April 2004. Orders for systems for over 100 buses, worth $500,000 in Company sales, were put on hold. The Company is awaiting clarification as to whether these orders will now be funded or whether new funding applications will have to be filed for these systems.

It is anticipated that the Public Carriage Office (PCO) will shortly announce a mandate for the upgrade of some 17,500 London Taxis to Euro 3 emission standards. It is estimated that there will be 3,500 of these upgrades during 2005, for which Company deliveries from the U.S. to Europe would need to commence during the third quarter of 2004. The estimated number of upgrades for 2006 is 9,000 with the remaining 5,000 in 2007.
The Company expects to be the principal supplier of systems for this application with a revenue potential of over $1,500 per vehicle.

The Company has formed a consortium together with Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products PLC and Terra Nitrogen (U.K.) Ltd for the purpose of creating and supporting the infrastructure for ammonia supply, installation, and maintenance.

The U.K. market is on the threshold of major commercial advances in the use of SCR systems for retrofit programs, such as London taxis and buses. Accordingly, the Company has been in consultation with the Department For Transport (DFT) and Energy Savings Trust (EST). It has moved to pull together all the resources necessary for a reliable, efficient, and cost-effective infrastructure to support the implementation of its Selected Catalytic Reduction and Filter (SCRF) systems on a variety of vehicles for a number of different applications across the U.K.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with its NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an Executive Order certification from the California Air Resources Board (CARB) for off-road and stationary engine applications. This will enable the Company to commence sales of its products in California.

The Company has now received approval from CARB for its applications for Retrofit Verification for heavy-duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The Company is negotiating an arrangement with the EPA and CARB toward agreement on a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time and it is hoped that this reconciliation of procedures can be accomplished during the second quarter. The actual Retrofit Verification Program could then commence during the third quarter of this year.

The Company's wholly owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth), is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske. This has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems based on the CarbonGuard(TM).

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

The CarbonGuard(TM) is already installed on over 1,000 New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product for this application. The Company anticipates that a further several hundred buses will be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues over the next few months.

Negotiations are being held with a number of automotive OEM manufacturers to incorporate our CarbonGuard(TM) into a variety of thermal management applications.

The Company is continuing its sales activities on behalf of the SOBRIS(TM) system under an agency agreement signed in July 2002. ServoTech is a licensee of Ford Motor Company on SCR injection technology. The SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of ServoTech, is a director of the Company and a significant shareholder. The Company and ServoTech continue to negotiate a more permanent relationship between the two entities.

Once production and sales activity evens out, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

The Company has been actively seeking the injection of working capital to meet its commercialization and certification needs. During the current quarter it arranged for an exchange of shares with the Jubilee Investment Trust of London U.K. It subsequently sold those shares for over $814,000.

The Company has currently signed a Letter of Intent to exchange convertible preferred shares worth approximately $2 million for shares in a London Stock Exchange investment trust that will be free-trading once the trust is registered.. Registration is expected to occur during July 2004. This transaction will enable the Company to book a substantial current asset that is sufficiently liquid to meet much of the Company's anticipated short-term working capital needs.

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

PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit 23 -- Accountants' consent to incorporation by reference

   Exhibit 31 -- Certification of President and Chief Financial Officer
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32 -- Certification of Chief Executive Officer and Chief
                 Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K  --  None



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KLEENAIR SYSTEMS, INC.

Date:   May 13, 2004                /s/ LIONEL SIMONS
                                   ----------------------------------------
                                   By: Lionel Simons, President,
                                   Secretary, Principal Accounting Officer, &
                                   Principal Financial Officer







