Form 10QSB
period 2004-06-30
KLEENAIR SYSTEMS INC
filed 2004-08-13
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2004


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

       There were 47,199,449 shares of common stock, $0.001 Par Value, outstanding as of July 26, 2004.


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

    Consolidated Statement of Stockholders' Equity   .  .  .  .  .  .  .    6

    Consolidated Statement of Cash Flows .  .  .  .  .  .  .  .  .  .  .    9

    Selected Information Regarding the Financial Statements.  .  .  .  .   10

  Item 2.   Management's Discussion and Analysis and Plan of Operations.   14

  Item 3:   Controls and Procedures   .  .  .  .  .  .  .  .  .  .  .  .   18


Part II:  Other information


  Item 6:   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .   18


Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   18

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2004, and the related consolidated statements of operations for three and six months and stockholders' equity and cash flows for six months ended June 30, 2004 and 2003. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through June 30, 2004. These financial statements are the responsibility of the Company's management.

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



/s/ Robert Early & Company, P.C.
----------------------------------------
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

August 6, 2004





                                      3

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2004            2003
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                            $   54,035     $   28,739
    Accounts receivable                                  2,970         15,699
    Accounts receivable from related parties            76,342         33,288
    Inventory-raw materials (at cost)                   57,996         57,126
    Prepaid expenses                                    52,575         47,000
                                                    ----------     ----------
       Total Current Assets                            243,918        181,852

PROPERTY AND EQUIPMENT (net)                           139,392        155,611

OTHER ASSETS:
    Patent license (net)                             1,495,145      1,530,756
    Advances to equity investee                        105,206             -
                                                    ----------     ----------
       Total Other Assets                            1,600,351      1,530,756
                                                    ----------     ----------
    TOTAL ASSETS                                    $1,983,661     $1,868,219
                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable ($71,197 and $84,358 due
         to related parties, respectively)          $  232,816     $  487,176
    Accrued expenses                                    18,010         17,573
    Capital lease liability                                 -             372
    Notes payable to related parties                   190,000        197,000
    Advances from directors                             93,081         96,584
                                                    ----------     ----------
       Total Current Liabilities                       533,907        798,705
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, series A, $.001 par value
   (10,000,000 shares authorized, none outstanding)         -              -
    Common stock, $.001 par value (100,000,000 shares
       authorized, 45,613,182 and 31,422,161
       outstanding, respectively)                       45,613         31,422
    Additional paid-in capital                       9,338,308      8,006,296
    Deficit accumulated during the development
    stage                                           (7,934,912)    (6,968,204)
    Other comprehensive income:
      Cumulative translation adjustment                    745             -
                                                    ----------     ----------
      Total Stockholder's Equity                     1,449,754      1,069,514
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,983,661     $1,868,219
                                                    ==========     ==========

See accompanying selected information.
                                                    4

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For Three and Six Months Ended June 30, 2004 and 2003
                                                                                                 Cumulative
                                                  Three Months             Six Months           During Devel-
                                               2004        2003         2004       2003         opment Stage
                                            ----------  ----------   ----------  ----------     ------------
REVENUES                                    $    4,319  $  157,705   $    4,319  $  238,063     $    934,227
  Cost of goods sold                             9,359     126,719        9,359     195,315          707,696
                                            ----------  ----------   ----------  ----------     ------------
         Gross Profit                           (5,040)     30,986       (5,040)     42,748          226,531
                                            ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS                       20,853      24,889       85,063     107,388        1,324,068
                                            ----------  ----------   ----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees             96,645       3,140      122,288      12,110        1,360,032
  Consultants                                  197,554     120,795      391,479     199,537        3,118,205
  Professional fees                             28,538      38,574       32,973      69,793          532,200
  Office expenses                                2,426       3,701        3,625      12,670           56,903
  Depreciation                                  12,338      12,361       24,495      24,426          136,015
  Amortization of intangible assets             31,454      24,567       62,507      49,133          244,166
  Advertising and promotion                     (2,112)     48,221        5,090      99,862          236,031
    Loss on cancellation of licensing
    agreements                                      -           -            -           -            19,860
  Rent                                          22,885      23,847       46,748      47,339          256,965
  Travel                                        34,597      22,809       48,131      61,859          344,704
  Other expenses                                16,065      28,996       25,546      53,506          192,703
  Bad debts                                         -           -         5,993     100,000          255,993
  Unknown sources prior to current ownership        -           -            -           -           151,518
                                            ----------  ----------   ----------  ----------     ------------
      Total operating expenses                 440,390     327,011      768,875     730,235        6,875,295
                                            ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                        (466,283)   (320,914)    (858,978)   (794,875)      (7,972,832)
OTHER INCOME AND (EXPENSES):
  Interest income                                   -            5           -           10            2,526
  Interest expense                              (4,878)     (4,480)     (10,268)     (8,610)         (29,705)
  Foreign exchange loss                             -           -        (4,715)         -            (4,715)
  Loss on sale of stock                             -           -       (92,747)         -           (92,747)
  Amortization of discount on receivables           -           -            -           -            20,259
                                            ----------  ----------   ----------  ----------     ------------
(Loss) before income taxes                    (471,161)   (325,389)    (966,708)   (803,475)      (8,077,214)
  Benefit from deferred taxes                       -           -            -           -           397,852
                                            ----------  ----------   ----------  ----------     ------------
(Loss) Before Extraordinary Item              (471,161)   (325,389)    (966,708)   (803,475)      (7,679,362)
Extraordinary Item:
  Costs of terminated acquisition                   -           -            -           -          (255,550)
                                            ----------  ----------   ----------  ----------     ------------
Net (Loss)                                  $ (471,161) $ (325,389)  $ (966,708) $ (803,475)    $ (7,934,912)
                                            ==========  ==========   ==========  ==========     ============
Basic and Diluted Earnings Per Share:
 (Loss) per share before extraordinary item $    (0.01) $    (0.02)  $    (0.02) $    (0.04)    $      (0.76)
 (Loss) per share from extraordinary item           -           -            -           -             (0.02)
                                            ----------  ----------   ----------  ----------     ------------
    Net (Loss) Per Share                    $    (0.01) $    (0.02)  $    (0.02) $    (0.04)    $      (0.78)
                                            ==========  ==========   ==========  ==========     ============
Weighted Average Shares Outstanding         43,800,847  20,805,373   39,778,233  20,642,367       10,168,468
                                            ==========  ==========   ==========  ==========     ============
See accompanying selected information.
                                                    5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                                                  Additional  Unearned  Deficit During
                                     Preferred Stock         Common  Stock         Paid-In     Compen-    Development
                                      Shares    Amount      Shares     Amount      Capital     sation       Stage
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 1/1/95                           -   $     -       74,132  $       74   $ 151,444   $      -    $ (151,518)

Stock issued:  For cash                    -         -       27,334          27      66,982          -            -
  For adjustment                           -         -          534           1          -           -            -
  For consulting services                  -         -       86,148          86     279,439          -            -
  For professional services                -         -        4,666           5      12,745          -            -
  For purchase of patent rights       933,334       934      60,000          60      13,905          -            -
  For directors' compensation              -         -        4,000           4      22,496          -            -
  For officers' compensation           33,334        33       9,334           9     194,958          -            -
Other contributed capital                  -         -           -           -        2,367          -            -
Options compensation                       -         -           -           -       70,313    (152,016)          -
Net loss                                   -         -           -           -           -           -      (329,289)
                                    ---------  --------   ---------  ----------   ---------   ---------   ----------
BALANCES, 12/31/95                    966,668       967     266,148         266     814,649    (152,016)    (480,807)

Stock issued for services              13,332        13      24,666          25     201,837     (78,750)          -
  For officers' compensation           33,332        33          -           -       15,592     (15,625)          -
  For aborted acquisition                  -         -       40,000          40     140,510          -            -
Exercise of options                        -         -       75,000          75     112,424          -            -
Conversion to common                 (318,666)     (319)    318,666         319          -           -            -
Net Loss                                   -         -           -           -           -      187,346     (716,511)

BALANCES, 12/31/96                    694,666       694     724,480         725   1,285,012     (59,045)  (1,197,318)

Stock issued:  For cash                    -         -      120,000         120      14,880          -            -
  For officers' compensation           33,334        33          -           -        3,842      (3,875)          -
Conversion to common                 (100,000)     (100)    100,000         100          -           -            -
Net loss                                   -         -           -           -           -       37,979      (55,438)

BALANCES, 12/31/97                    628,000       627     944,480         945   1,303,734     (24,941)  (1,252,756)


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



(Continued on next page)

See accompanying selected information.
                                      7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/03                      -         -    31,422,161      31,422   8,006,296          -    (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  For services                             -         -     2,913,022       2,913     361,135          -            -
  For investment                           -         -    10,527,999      10,528     896,627          -            -
Net loss                                   -         -            -           -           -           -      (966,708)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 06/30/04                         -   $     -    45,613,182  $   45,613  $9,338,308   $      -   $(7,934,912)
                                    =========  ========   ==========  ==========  ==========   =========  ===========





See accompanying selected information.
                                      8

                         KLEENAIR SYSTEMS, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Six Months Ended June 30, 2004 and 2003

                                                                   Cumulative
                                                                  During Devel-
                                               2004        2003   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                $  (966,708) $(803,475) $(7,934,912)
 Adjustments to reconcile net income/
  (loss) to net cash provided by
  operations:
    Losses prior to current ownership               -          -       151,518
    Depreciation                                24,495     24,427      136,015
    Amortization of:
     Intangibles                                62,508     49,133      244,167
     Prepaid expenses                            5,425     93,624    1,230,162
    Stock issued for services                  364,048     97,672    3,125,920
    Stock issued for extraordinary loss             -          -       140,550
    Deferred income taxes                           -          -      (397,852)
    Bad debts                                    5,993    100,000      225,993
    Loss on sale of stock                       92,747         -        92,747
 Changes in operating assets and liabilities:
   Accounts and note receivable                (36,318)   (25,977)     (42,908)
   Inventory                                      (870)    51,654      (35,458)
   Prepaid expenses                            (11,000)    (8,068)    (258,000)
   Accounts payable and accrued expenses      (253,923)   227,117      154,682
   Customer deposit                                 -      29,500           -
                                           -----------  ---------  -----------
Net Cash Used by Operating Activities         (713,603)  (164,393)  (3,167,376)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                         (8,276)    (3,102)    (265,714)
 Patent licensing costs                        (26,897)   (20,888)    (187,909)
 Business acquisition                               -          -       (44,820)
 Proceeds from sale of stock                   814,408         -       814,408
 Notes receivable and advances                (105,206)        -      (325,206)
                                           -----------  ---------  -----------
Net Cash Provided by/(Used in)
 Investing Activities                          674,029    (23,990)      (9,241)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                    75,000         -     2,946,826
 Capital lease obligation                           -          -         7,765
 Payments on capital lease                        (372)    (2,300)      (7,765)
 Foreign currency translation adjustment           745         -           745
 Proceeds from loans from related parties       21,000    123,000      218,000
 Advances from directors                         4,933        734      101,517
 Repayments to directors and related parties   (36,436)        -       (36,436)
                                           -----------  ---------  -----------
Net Cash Provided by Financing Activities       64,870    121,434    3,230,652
                                           -----------  ---------  -----------
Net Increase/(Decrease) in Cash                 25,296    (66,949)      54,035
  Cash at Beginning of Year                     28,739     76,758           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $    54,035  $   9,809  $    54,035
                                           ===========  =========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     See Note 5.

See accompanying selected information.
                                    9

                            KLEENAIR SYSTEMS, INC.
                       (A Development Stage Enterprise)
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in
Item 1 of Part 1. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first six months of 2004 and 2003 was $24,495 and $24,426, respectively.

       Office furniture and equipment         $   62,072
       Test vehicles                              28,928
       Analysis equipment                        174,840
       Leasehold improvements                     11,682
                                              ----------
           Total Cost                            277,522
       Accumulated depreciation                 (138,130)
                                              ----------
       Net property & equipment               $  139,392
                                              ==========


NOTE 3:   AMORTIZATION OF PREPAID EXPENSES

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. Amortization totaled $93,624 in the six months ended June 30, 2003. There has been none in 2004.

In March 31, 2004, the Company prepaid partial premiums and is continuing payments on insurance premiums over a period of less than one year. The policies have a one-year term. Total premiums are being amortized over the term of the policy. Amortization charged to insurance expense for the six months was $5,425.


NOTE 4:   PATENTS AND AMORTIZATION

The Company owns patents for its CarbonGuard(TM) product and its other products that it has developed. The cost of developed products is expensed as Research and Development as incurred. The CarbonGuard(TM) was a purchased product. Legal fees to perfect, file, maintain, and defend these patents are capitalized as patent costs. Cumulative patent costs of $265,308 for the KleenAir products are being amortized over a ten-year period ending March 2013. The CarbonGuard(TM) costs are being amortized over its 15-year estimated useful ending March 2017. Amortization for the six months ended June 30, 2004 and 2003 totaled $62,508 and $49,133. Accumulated amortization at June 30, 2004 was $244,167.

NOTE 5:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the six months and cumulative periods ended June 30, 2004 and 2003.

                                                                  Cumulative
                                                                 During Devel-
                                       2004          2003        opment Stage
                                         ----------  ----------  -------------
Cash payments for:
  Interest                               $    3,431  $    4,074  $      11,695
  Income taxes                                   -           -              -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors' fees       $   79,545  $       -   $   1,418,195
  Services and prepaid services             284,503     106,053      2,438,900
  Equipment                                      -           -           8,300
  Patent licensing                               -           -          14,900
  Repurchase of U.S. diesel license              -           -          62,500
  Acquisition of National Diversified
    Telecom, Inc.                                -           -         140,550
  Sale of marketing licenses for
    notes receivable                             -           -       1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                           -           -         981,514
  Uncompleted business acquisition               -           -          87,500
  Investment in marketable security         907,155          -         907,155


NOTE 5:   STOCK TRANSACTIONS

During the first quarter of 2004, the Company sold 250,000 restricted shares for $25,000. It also issued 350,000 restricted shares valued at $30,525 for financial consulting services. Another 340,000 unrestricted S-8 shares valued at $65,400 were issued to consultants for business promotion and financial consulting services. A total of 8,000 unrestricted S-8 shares valued at $2,160 were issued for development and clerical services. The Company also issued 10,026,333 restricted shares to Jubilee Investment Trust PLC and a combination of 501,666 S-8 shares and 501,666 warrants to a consultant for the acquisition of 910,569 shares of Jubilee Investment Trust PLC. The issued shares and warrants were recorded at total value of $907,155.


The warrants issued are exercisable at $0.21 at any time before March 4, 2007.

During the second quarter of 2004, the Company sold 500,000 restricted shares for $50,000. It issued 512,022 S-8 shares valued at $99,823 for business promotion and financial consulting services. At total of 3,000 S-8 shares valued at $690 were issued for development and clerical services. Another 500,000 S-8 shares valued at $86,250 were issued for consulting services regarding development of the Company's business interests in England. A total of 1,200,000 restricted shares valued at $79,200 were issued to directors and a key consultant for their annual management services.


NOTE 6:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of the elements presented below. KleenAir Systems International LTD. (KASI) is partially owned by the Company and controlled by the Company's President. KleenAir Systems LTD. is wholly owned by KASI. The $76,342 consists primarily of advances and the unpaid balance of $45,000 in billings for equipment and support services during the testing phases leading to approval of the systems in the U.K.


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


NOTE 8:   NOTES PAYABLE TO RELATED PARTIES

During the first quarter, officers and entities related to them loaned the Company $21,000. These loans bear interest at 7% compounded monthly and are due on demand. The Company's President also advanced another a net $4,933
for temporary working capital requirements.   During the second quarter, the
Company repaid loans and advances totaling $36,436.


NOTE 9:   SUBSEQUENT EVENTS

During July 2004, the Company entered into an offshore agreement to exchange 10,000,000 common shares subject to Regulation S for approximately 950,000 shares of a new British investment trust that has been formed and is to be registered on the London Stock Exchange during August or September 2004.
The exact number of shares to be received from the trust will be based on the currency exchange conversion rate at the close of business on August 20, 2004, based on a value of one British pound per share versus the average closing bid price for the Company's stock on the last 10 days of July. Half the shares received will be tradable by the Company when the investment corporation is listed. The other half of the shares are to be held subject to a two-year adjustment period. Should the Company's stock price have declined at the end of the two years, the trust will buy back a prorated number of its shares at one British pound per share. The investment corporation has agreed to a lock-up provision that restricts its ability to sell its shares of the Company during the two-year adjustment period without written approval from the Company. This transaction is in lieu of a previously announced transaction involving preferred stock of the Company.

In July, the Company has entered into an agreement with a financial public relations consultant to promote the Company's name and business. This agreement calls for the issuance of restricted shares valued at $40,000 per month (based on the share price at the end of each month) over a six-month period. However, the agreement may be canceled by either party after ninety days. Another July agreement will have the result of issuing 300,000 restricted shares for settlement of approximately $24,000 in accumulated payables.









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

In April 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device designed to neutralize nitrogen oxide automobile emissions from a separate company that was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name KleenAir Systems, Inc., and changed to its current name.

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked toward the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent #5,224,346 Engine NOx Reduction System issued in 1993, U.S. Patent #5,609,026 Engine NOx Reduction issued in 1997. In 1999, the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMaster(TM) technology, two of which have been granted. The U.S. Patent #6,446,940 has been issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. An additional U.S. Patent #6,499,463 has been issued for a device that atomizes diesel fuel to enhance the performance of and reduce emissions in diesel engines. Patent awards have now been confirmed for several European countries, including the U.K., Germany, France, Italy, Spain and Sweden, and are anticipated soon for Japan, Brazil, and China.

The Company occupies 10,000 square foot R & D facilities at 1711 Langley, Irvine, CA 92614. The Company has a chassis dynamometer and an engine dynamometer to cope with increasing levels of R & D engine and device testing programs in preparation for commercializing its technology.

As a result of an extensive test and evaluation program funded by the Energy Savings Trust (EST) and implemented on a variety of vehicles over the last three years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories. Further to that, the Company is the only entry in the SCR category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter (SCRF) systems, which combine high levels of emission reduction for both NOx and PM (particulate matter) together with CO and HC, has become the sole entry in a new especially created category called SCRF, which has the highest level of funding grants. The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications, to light commercial vans, shuttle buses and heavy duty bus transport applications.



This opens the door to product launches in a variety of market segments in the UK, and subsequently, in other European countries such as Germany and Denmark, where SCRF systems have been installed on eight buses in Copenhagen.

Distribution arrangements for the KleenAir product line have been concluded through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd. of the U.K. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles.

During 2003, over $750,000 of system components were shipped to Dinex. However, in October 2003, the EST suspended funding payments due to budget problems. These payments were not reinstated until April 2004. Orders for systems for over 100 buses (worth $500,000 in Company sales) were put on hold. The Company is awaiting clarification as to whether these orders will now be funded or whether new applications will have to be filed to fund these systems. As of the current date, only limited funding has been released for special programs and it is not clear whether this will include taxis. It is hoped that some of the bus applications applied for will be processed.

It is anticipated that the Public Carriage Office (PCO) will shortly announce a mandate for the upgrade of some 17,500 London Taxis to Euro 3 emission standards. The PCO has recently announced that the start date for this program will be delayed from January 2005 until April 2005. It is expected that there will be 3,500 upgrades for 2005/2006, for which Company deliveries from the U.S. to Europe would need to commence during the third quarter of 2004. The estimated number of upgrades for 2006/2007 is 9,000 with a further 5,000 in 2007/2008. The Company expects that its strategic partner, Dinex, will be the principal supplier of systems for this application with a net revenue potential to the Company of over $500 per vehicle.

The U.K. market is on the threshold of major commercial advances in the use of SCR for retrofit programs, such as London taxis and buses. Accordingly, the Company has been in consultation with the Department for Transport (DFT) and Energy Savings Trust (EST). It has moved to pull together all the resources necessary for a reliable, efficient and cost-effective infrastructure to support the implementation of its Selected Catalytic Reduction and Filter (SCRF) systems on a variety of vehicles for a number of different applications across the U.K.

These efforts have resulted in the formation of a consortium, consisting of Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products PLC, and Terra Nitrogen (U.K.) Ltd., for the purpose of creating and providing the infrastructure for ammonia supply, installation and ongoing maintenance. It is anticipated that a similar consortium of the same members will be formed to handle the U.S. infrastructure once EPA and California Air Resources Board (CARB) Retrofit Verification has been received.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with the Company's NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO certification from the CARB for off-road and stationary engine applications, which will enable it to commence sales of its products in California.

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy- duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulates reduction, as well as high NOx reduction. The Company is negotiating an arrangement with the EPA and CARB to agree on a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time and it is hoped that this reconciliation of procedures can be accomplished during the third quarter. The actual Retrofit Verification Program could then commence during the late third or fourth quarter of this year.

The Company's wholly owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth), of Malibu, California, is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske. This has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems based on the CarbonGuard(TM) technology.

At present, the CarbonGuard(TM) is used to enhance the effectiveness of particulate filters. These filters need to be maintained at or above 300 degrees centigrade for 30% of a vehicle's operating time. Otherwise the filters clog and create backpressure. Wherever particulate filters are currently installed, estimated to be at least 30,000 units at present, the CarbonGuard(TM) can improve performance and save maintenance expense. Filter technology has come to prominence recently as both the EPA and the CARB have determined that particulates from vehicle emissions are a serious public health problem.

The CarbonGuard(TM) is already installed on more than 1,000 New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product for this application. The Company anticipates that a further several hundred buses will be upgraded with the CarbonGuard(TM). It is expected that this product will generate meaningful revenues over the next few months

Negotiations are continuing with a number of automotive OEM manufacturers to incorporate our CarbonGuard(TM) for a variety of thermal management applications.

The Company is continuing its sales activities on behalf of the SOBRIS(TM) system under an agency agreement signed in July 2002. ServoTech is a licensee of Ford Motor Company on SCR injection technology. Its SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of ServoTech is a director of the Company and a significant shareholder. The Company and ServoTech continue to negotiate a more permanent relationship between the two entities.

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

The Company has been actively seeking the injection of working capital to meet its commercialization and certification needs. During the first quarter, it arranged for an exchange of shares with Jubilee Investment Trust of London U.K. It subsequently sold those shares for over $814,000.

The Company has currently signed a Letter of Intent involving the exchange of restricted common shares worth approximately $2 million for free-trading shares in a London Stock Exchange investment trust. This will enable the Company to book a substantial current asset, which is sufficiently liquid to meet much of the Company's anticipated short-term working capital needs.


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

                                   KLEENAIR SYSTEMS, INC.


Date:   August 10, 2004              /s/  LIONEL SIMONS
                                   ------------------------------------------
                                   By: Lionel Simons, President,
                                   Secretary, Principal Accounting Officer, &
                                   Principal Financial Officer