Form 10QSB
period 2004-09-30
KLEENAIR SYSTEMS INC
filed 2004-11-15
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended SEPTEMBER 30, 2004


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

       There were 57,727,753 shares of common stock, $0.001 Par Value, outstanding as of October 20, 2004.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]









                                      1




                            KLEENAIR SYSTEMS, INC.

                                 FORM 10-QSB

                                    INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Report on Review by Independent Certified Public Accountants  . . .   3

       Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . .   4

       Consolidated Statement of Operations  . . . . . . . . . . . . . . .   5

       Consolidated Statement of Stockholders' Equity  . . . . . . . . . .   6

       Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . .   9

       Selected Information Regarding the Financial Statements . . . . . .  10

   Item 2.  Management's Discussion and Analysis and Plan of Operations  .  14

   Item 3:  Controls and Procedures  . . . . . . . . . . . . . . . . . . .  18


PART II:  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  18


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


EXHIBITS











                                      2

                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements





         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Irvine, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2004, and the related consolidated statements of operations for three and nine months and stockholders' equity and cash flows for nine months ended September 30, 2004 and 2003. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through September 30, 2004. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company, P.C.
-----------------------------------------
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

November 4, 2004


                                      3

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                       2004           2003
                                                    ----------     ----------
                                                     Unaudited
                                ASSETS
CURRENT ASSETS:
    Cash                                            $   13,168     $   28,739
    Accounts receivable                                 21,933         15,699
    Accounts receivable from related parties            77,447         33,288
    Inventory-raw materials (at cost)                   37,493         57,126
    Marketable security                                501,079             -
    Prepaid expenses                                    46,592         47,000
                                                    ----------     ----------
       Total Current Assets                            697,712        181,852

PROPERTY AND EQUIPMENT (net)                           127,051        155,611

OTHER ASSETS:
    Patent license (net)                             1,482,682      1,530,756
    Advances to equity investee                        105,206             -
                                                    ----------     ----------
       Total Other Assets                            1,587,888      1,530,756
                                                    ----------     ----------
    TOTAL ASSETS                                    $2,412,651     $1,868,219
                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable ($87,008 and $84,358 due
         to related parties, respectively)          $  259,097     $  487,176
    Accrued expenses                                    21,535         17,573
    Capital lease liability                                 -             372
    Notes payable to related parties                   210,000        197,000
    Advances from directors                            116,671         96,584
                                                    ----------     ----------
      Total Current Liabilities                        607,303        798,705
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
  (10,000,000 shares authorized, none outstanding)          -              -
 Common stock, $.001 par value (100,000,000 shares
  authorized, 57,532,236 and 31,422,161
  outstanding, respectively)                            57,532         31,422
 Additional paid-in capital                          9,935,903      8,006,296
 Deficit accumulated during the development stage   (8,188,832)    (6,968,204)
 Other comprehensive income:
   Cumulative translation adjustment                       745             -
                                                    ----------     ----------
    Total Stockholder's Equity                       1,805,348      1,069,514
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,412,651     $1,868,219
                                                    ==========     ==========

See accompanying selected information.
                                      4

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         For Three and Nine Months Ended September 30, 2004 and 2003
                                                                                                Cumulative
                                                 Three Months            Nine Months           During Devel-
                                               2004        2003         2004       2003         opment Stage
                                            ----------  ----------   ----------  ----------     ------------
REVENUES                                    $   36,676  $  655,192   $   40,995  $  893,255     $    945,486
  Cost of goods sold                            23,086     414,709       32,445     610,024          730,782
                                            ----------  ----------   ----------  ----------     ------------
       Gross Profit                             13,590     240,483        8,550     283,231          240,121

PRODUCT DEVELOPMENT COSTS                       35,914      20,853      120,977     128,240        1,359,982

OPERATING EXPENSES:
  Personnel costs and director fees             17,911      75,528      140,199      87,638        1,377,943
  Consultants                                   93,713     117,437      485,192     316,974        3,211,918
  Professional fees                             16,376      17,773       49,349      87,566          548,576
  Office expenses                                1,860       2,399        5,485      15,069           58,763
  Depreciation                                  12,341      12,445       36,836      36,871          148,356
  Amortization of intangible assets             32,914      36,466       95,421      85,599          277,080
  Advertising and promotion                      2,966      25,884        8,056     125,746          238,997
  Loss on canceling licensing agreements           -           -            -           -            19,860
  Rent                                          27,942      24,041       74,690      71,380          284,907
  Travel                                        12,788      20,721       60,919      82,580          357,492
  Other expenses                                13,072      15,594       38,618      69,100          205,775
  Bad debts                                     (4,993)         -         1,000     100,000          221,000
  Unknown sources prior to current ownership        -           -            -           -           151,518
                                            ----------  ----------   ----------  ----------     ------------
      Total operating expenses                 226,890     348,288      995,765   1,078,523        7,102,185
                                            ----------  ----------   ----------  ----------     ------------
(LOSS) FROM OPERATIONS                        (249,214)   (128,658)  (1,108,192)   (923,532)      (8,222,046)

OTHER INCOME AND (EXPENSES):
  Interest income                                   -            1           -           11            2,526
  Interest expense                              (4,706)     (4,434)     (14,974)    (13,044)         (34,411)
  Foreign exchange loss                             -           -        (4,715)         -            (4,715)
  Loss on sale of stock                             -           -       (92,747)         -           (92,747)
  Amortization of discount on receivables           -           -            -           -            20,259
                                            ----------  ----------   ----------  ----------     ------------
(Loss) before income taxes                    (253,920)   (133,091)  (1,220,628)   (936,565)      (8,331,134)
  Benefit from deferred taxes                       -           -            -           -           397,852
                                            ----------  ----------   ----------  ----------     ------------
(Loss) Before Extraordinary Item              (253,920)   (133,091)  (1,220,628)   (936,565)      (7,933,282)
Extraordinary Item:
  Costs of terminated acquisition                   -           -            -           -          (255,550)
                                            ----------  ----------   ----------  ----------     ------------
Net (Loss)                                  $ (253,920) $ (133,091) $(1,220,628) $ (936,565)    $ (8,188,832)
                                            ==========  ==========   ==========  ==========     ============
Basic and Diluted Earnings Per Share:
(Loss) per share before extraordinary item  $    (0.00) $    (0.01)  $    (0.03) $    (0.04)    $      (0.71)
  (Loss) per share from extraordinary item          -           -            -           -             (0.02)
                                            ----------  ----------   ----------  ----------     ------------
Net (Loss) Per Share                        $    (0.00) $    (0.01)  $    (0.03) $    (0.04)    $      (0.73)
                                            ==========  ==========   ==========  ==========     ============
Weighted Average Shares Outstanding         52,141,770  22,202,549   43,929,493  21,168,143       11,252,866
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




(Continued on next page)

See accompanying selected information.
                                      7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/03                      -         -    31,422,161      31,422   8,006,296          -    (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  For services                             -         -     4,832,076       4,832     559,897          -            -
  For investment                           -         -    20,527,999      20,528   1,295,460          -            -
Net loss                                   -         -            -           -           -           -    (1,220,628)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 09/30/04                         -   $     -    57,532,236  $   57,532  $9,935,903   $      -   $(8,188,832)
                                    =========  ========   ==========  ==========  ==========   =========  ===========





See accompanying selected information.
                                      8

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For Nine Months Ended September 30, 2004 and 2003
                                                                   Cumulative
                                                                  During Devel-
                                               2004        2003   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                $(1,220,628) $(936,565) $(8,188,832)
 Adjustments to reconcile net income/(loss)
 to net cash provided by operations:
  Losses prior to current ownership                 -           -      151,518
  Depreciation                                  36,836      36,872     148,356
  Amortization of:
   Intangibles                                  95,421      85,599     277,080
   Prepaid expenses                             15,908     117,750   1,240,645
  Stock issued for services                    472,483     200,000   3,234,355
  Stock issued for extraordinary loss               -           -      140,550
  Deferred income taxes                             -           -     (397,852)
  Bad debts                                      1,000     100,000     221,000
  Loss on sale of stock                         92,747          -       92,747
 Changes in operating assets/ liabilities:
  Accounts and note receivable                 (51,393)   (240,104)    (57,983)
  Inventory                                     19,633      33,793     (14,955)
  Prepaid expenses                             (15,500)    (11,542)   (262,500)
  Accounts payable and accrued expenses       (224,117)    466,509     184,488
  Customer deposit                                  -          -            -
                                           -----------  ---------  -----------
Net Cash Used by Operating Activities         (777,610)  (147,688)  (3,231,383)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                         (8,276)    (9,034)    (265,714)
 Patent licensing costs                        (47,347)   (29,180)    (208,359)
 Business acquisition                               -          -       (44,820)
 Proceeds from sale of stock                   814,408         -       814,408
 Notes receivable and advances                (105,206)        -      (325,206)
                                           -----------  ---------  -----------
Net Cash Provided/(Used) Investing             653,579    (38,214)     (29,691)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                    75,000     50,000    2,946,826
 Capital lease obligation                           -          -         7,765
 Payments on capital lease                        (372)    (3,349)      (7,765)
 Foreign currency translation adjustment           745         -           745
 Proceeds from loans from related parties       91,000    123,000      288,000
 Advances from directors                        37,590        734      134,174
 Repayments to directors/related parties       (95,503)        -       (95,503)
                                           -----------  ---------  -----------
Net Cash Provided by Financing Activities      108,460    170,385    3,274,242
                                           -----------  ---------  -----------
Net Increase/(Decrease) in Cash                (15,571)   (15,517)      13,168
  Cash at Beginning of Year                     28,739     76,758           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $    13,168  $  61,241  $    13,168
                                           ===========  =========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     See Note 5.

See accompanying selected information.
                                    9

                            KLEENAIR SYSTEMS, INC.
                       (A Development Stage Enterprise)
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2004
                                 (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first nine months of 2004 and 2003 was $36,836 and $36,872, respectively.

       Office furniture and equipment         $   62,072
       Test vehicles                              28,928
       Analysis equipment                        174,840
       Leasehold improvements                     11,682
                                              ----------
           Total Cost                            277,522
       Accumulated depreciation                 (150,471)
                                              ----------
       Net property & equipment               $  127,051
                                              ==========


NOTE 3:   AMORTIZATION OF PREPAID EXPENSES

The Company frequently prepays for services to be rendered either in cash or by stock issuance. These transactions are recorded as prepaid expenses and amortized over the period covered by the agreement. Amortization totaled $93,624 in the nine months ended September 30, 2003. There has been none in 2004.

During 2004, the Company has prepaid partial insurance premiums and is continuing payments on the premium balance over a period of less than one year. The policies have a one-year term. Total premiums are being amortized over the term of the policy. Amortization charged to insurance expense for the nine months was $10,466.

NOTE 4:   PATENTS AND AMORTIZATION

The Company owns patents for its CarbonGuard(TM) product and its other products that it has developed. The cost of internally developed products is expensed as Research and Development as incurred. The CarbonGuard(TM) was a purchased product. Legal fees to perfect, file, maintain, and defend these patents are capitalized as patent costs. Cumulative patent costs of $285,759 for the KleenAir products are being amortized over a ten-year period ending March 2013. The costs of the CarbonGuard(TM) is being amortized over its 15-year estimated useful ending March 2017. Amortization for the nine months ended September 30, 2004 and 2003 totaled $95,421 and $85,599. Accumulated amortization at September 30, 2004 was $277,080.


NOTE 5:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures for the nine months and cumulative periods ended September 30, 2004 and 2003.

                                                                   Cumulative
                                                                  During Devel-
                                               2004        2003   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
 Interest                                  $     4,612  $   5,356  $    12,876
 Income taxes                                       -          -            -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors' fees         $    79,985  $   65,340 $ 1,418,635
  Services and prepaid services                392,498     240,713   2,546,895
  Equipment                                         -           -        8,300
  Patent licensing                                  -           -       14,900
  Repurchase of U.S. diesel license                 -           -       62,500
  Acquisition of National Diversified
    Telecom, Inc.                                   -           -      140,550
  Sale of marketing licenses for
    notes receivable                                -           -    1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                              -           -      981,514
  Uncompleted business acquisition                  -           -       87,500
  Investment in marketable securities        1,408,324          -    1,408,324


NOTE 6:   STOCK TRANSACTIONS

During the first quarter of 2004, the Company sold 250,000 restricted shares for $25,000. It also issued 350,000 restricted shares valued at $30,525 for financial consulting services. Another 340,000 unrestricted S-8 shares valued at $65,400 were issued to consultants for business promotion and financial consulting services. A total of 8,000 unrestricted S-8 shares valued at $2,160 were issued for development and clerical services. The Company also issued 10,026,333 restricted shares to Jubilee Investment Trust PLC and a combination of 501,666 S-8 shares and 501,666 warrants to a consultant for the acquisition of 910,569 shares of Jubilee Investment Trust PLC. The issued shares and warrants were recorded at total value of $907,155. These warrants are exercisable at $0.21 at any time before March 4, 2007.

During the second quarter of 2004, the Company sold 500,000 restricted shares for $50,000. It issued 512,022 S-8 shares valued at $77,323 for business promotion and financial consulting services. At total of 3,000 S-8 shares valued at $690 were issued for development and clerical services. Another 500,000 S-8 shares valued at $57,500 were issued for consulting services regarding development of the Company's business interests in England. A total of 1,200,000 restricted shares valued at $79,200 were issued to directors and a key consultant for their annual management services.

During the third quarter of 2004, the Company issued 36,267 S-8 and 1,354,483 restricted 144 shares valued at $4,896 and $124,907, respectively, for business promotional and financial consulting services. A total of 3,000 S-8 shares valued at $440 were issued for development and clerical services. Another 275,304 S-8 shares and 250,000 restricted 144 shares valued at a total of $29,442 were issued for consulting services related to the Company's activities in England. An investment in a security traded on the London exchange was acquired for the issuance of 10,000,000 restricted common shares valued at $501,079.


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


NOTE 8:   LOSS ON SALE OF STOCK

As mentioned in Note 6, the Company issued restricted stock in exchange for trading shares of Jubilee Investment Trust PLC. A contract with a consultant required the Company to issue additional shares and warrants due to the consummation of this transaction. The Jubilee shares were placed almost immediately in a block trade to provide much needed cash. Because of the way the transaction was structured and the consultant fee involved, the Company realized a loss on the sale.


NOTE 9:   MARKETABLE SECURITY

During the third quarter, the Company consummated an offshore agreement to exchange 10,000,000 common shares subject to Regulation S for, initially, 901,707 shares of Langley Park Investment Trust Plc., a new British investment trust that has been formed and registered on the London Stock Exchange. Half the shares received became tradable by the Company when the investment corporation was listed. The other half of the shares are to be held, subject to a two-year adjustment period. Should the Company's stock price decline by the end of the two years, the trust will buy back a prorated number of its shares at one British pound per share. The investment corporation has agreed to a lock-up provision that restricts its ability to sell its KleenAir shares without written approval from the Company during the two-year adjustment period ..



NOTE 10:   NOTES PAYABLE TO RELATED PARTIES

During the first quarter, officers and entities related to them loaned the Company $71,000. These loans bear interest at 7% compounded monthly and are due on demand. The Company's President also advanced a net $14,000 for
temporary working capital requirements.   During the second quarter, the
Company repaid loans and advances totaling $95,503.

In the third quarter, officers loaned the Company $20,000 and advanced another $23,590 temporarily.


NOTE 11:   SUBSEQUENT EVENTS

In October 2004, the U.K. investment company was successfully listed on the London Stock Exchange. The Company sold a portion of its shares.

The Company's U.K. affiliate completed negotiations with Dinex to distribute the Company's products as a package with Dinex's products in the European market. The Company also negotiated a non-exclusive distribution agreement with Dinex for the United States.








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

In April, 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device designed to neutralize nitrogen oxide (NOx) automobile emissions from a separate company which was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name KleenAir Systems, Inc., and changed to its current name.

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

The Company has applied for additional patents related to its NOxMaster(TM) technology, two of which have been granted. The U.S. Patent #6,446,940 has been issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. An additional U.S. Patent #6,499,463 has been issued for a device which atomizes diesel fuel to enhance the performance of and reduce emissions in diesel engines. Patent awards have now been confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden. Patents are anticipated soon for Japan, Brazil, and China.

The Company occupies a 10,000 square-foot R & D facility at 1711 Langley, Irvine, CA 92614. The Company has a chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

As a result of an extensive test and evaluation program funded by the Energy Savings Trust (EST) in England and implementation on a variety of vehicles over the last 3 years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories.

The Company is the only entry in the Register in the SCR category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter
(SCRF) systems, which combine high levels of emission reduction for both NOx and PM (particulate matter) with CO and HC reductants, has become the sole entry for light and medium duty vehicles in a new especially created category called SCRF. This category has the highest level of funding grants. The Eminox(TM) is the only other SCRF product for heavy duty engines and has recently been added to the Cleanup Register. The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications to light commercial vans, shuttle buses and heavy duty bus transport applications.

These qualifications open the door to product launches in a variety of market segments in the U.K. and, subsequently, in other European countries such as Germany and Denmark. Eight SCRF systems have been installed on buses in Copenhagen.

Distribution and supply agreements for the KleenAir product line have been established through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd. of the U.K. Dinex specializes in after-market sales of particulate filters, silencers, and exhaust system components for medium and heavy-duty diesel-powered vehicles. The supply agreements will enable the Company to source product at most favored nation pricing and distribute to its own list of customers in Europe and elsewhere. The Company, through its affiliate, is undertaking negotiations with a number of U.K. fleet operators with a view to retrofitting and upgrading their vehicles to Euro 3 requirements.

During 2003, over $750,000 of system components were shipped to Dinex. However, in October 2003, the EST suspended funding payments due to budget problems and these were not reinstated until April 2004. Systems orders for over 100 buses, worth $500,000 in Company sales, were put on hold. The Company is awaiting clarification as to whether these orders will now be funded or whether new applications have to be filed to fund these systems. As of the current date, only limited funding has been released for special programs and it is not clear whether this will include taxis. Many hope that some of the bus applications applied for will be processed.

Anticipations are that the Public Carriage Office (PCO) will shortly announce a mandate for the upgrade of some 17,500 London taxis to Euro 3 emission standards. The PCO has recently announced that the start date for this program will be delayed from January 2005 until April 2005. Estimates are that there will be 3,500 upgrades for 2005/2006, for which Company deliveries from the U.S. to Europe would need to commence during the first quarter of 2005. The estimated number for 2006/2007 is 9,000 with an additional 5,000 in 2007. The Company expects that its strategic partner Dinex will be the principal supplier of systems for this application with a net revenue potential to the Company of over $500 per vehicle.

In his post-election policy statement in July 2004, the Mayor of London, Ken Livingstone, outlined plans for a Low Emission Zone for all areas of London within the M25 Ring Road. It has been estimated that the provisions of this zone will impact 100,000 to 200,000 vehicles by the end of 2007 and an additional 500,000 to 600,000 vehicles by the end of 2010. The Company's products already qualify to meet the required emission standards for such mandated upgrades and have been approved by the EST for such applications.

Orders have been received for the installation of the DINOX(TM) system, an emissions control package, as a Dealer-Fit option. This package is comprised of the Company's NOxMaster(TM) SCR system and Dinex' particulate reduction system. Some 758 Light Commercial Vans have been ordered, subject to funding, by a leading Local Authority in the U.K. These vans are to include a Volkswagen factory approved emission package and are one of the leading models sold in the U.K. Similar additional orders of dealer-installed systems are anticipated in the near future.

The Company has formed a consortium, together with Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products Plc. and Terra Nitrogen(U.K.) Ltd., for

the purpose of creating and supporting the infrastructure for ammonia supply, installation and maintenance. It is anticipated that a similar consortium with the same members will be formed to handle the U.S. infrastructure once Environmental Protection Agency (EPA) and California Air Resources Board
(CARB) Retrofit Verification has been received.

As the U.K. market is on the threshold of major commercial advances in the use of SCR for retrofit programs, such as London taxis and buses, the Company, in consultation with the Department For Transport (DFT) and EST, has moved to pull together all the resources necessary for a reliable, efficient and cost-effective infrastructure to support the implementation of its Selected Catalytic Reduction and Filter (SCRF) systems on a variety of vehicles for a number of different applications across the U.K.

U.S. testing continues of the NOxMaster(TM) Diesel Catalytic Converter together with the Company's NOxMaster(TM) Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO (Executive Order) certification from the CARB for off-road and stationary engine applications which will enable it to commence sales of its products in California.

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy- duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The Company has negotiated an arrangement with the EPA and CARB for a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time. The actual Retrofit Verification Program should now commence during the first quarter of 2005.

The Company's wholly owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth) of Malibu, California is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, that has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems.

At present, the CarbonGuard(TM) is used largely to enhance the effectiveness of particulate filters. These filters need to maintain 300 degrees centigrade for 30% of a vehicle's operating time. Otherwise the filters clog and create back pressure. Wherever particulate filters are currently installed (estimated to be at least 30,000 units at present), the CarbonGuard(TM) can improve performance and reduce maintenance costs. Filter technology has come to prominence recently as both the EPA and the CARB have determined that particulates from vehicle emissions are a serious public health problem.

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

The Company is continuing its sales activities on behalf of the SOBRIS(TM) system under an agency agreement signed in July 2002 with ServoTech, Inc. ServoTech is a licensee of Ford Motor Company on SCR injection technology. It's SOBRIS(TM) product, which is a urea based system, is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of ServoTech, is a director of the Company and a significant shareholder. The Company and ServoTech continue to negotiate a more permanent relationship between the two entities.

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

The Company has been actively seeking the injection of working capital to meet its commercialization and certification needs. During the first quarter of 2004, an arrangement was consummated for an exchange of shares with Jubilee Investment Trust of London UK. Those shares were sold for over $850,000.

During the third quarter of 2004, the Company concluded an exchange of shares with Langley Park Investment Trust Plc., an entity currently trading on the London Stock Exchange. The Company received 901,700 Langley Park shares in exchange for the issuance of 10,000,000 shares of restricted common stock. Langley Park has agreed to not sell these shares for two years. This transaction was recorded in the books at $501,079 in accordance with accounting rules. The exchange with Langley Park was made based on a stated value of approximately $1,650,000.

The Company's U.K. affiliate, KleenAir Systems International Plc., has issued a prospectus for private equity funding of approximately $2,750,000. This action is intended as a pre-IPO funding and is preparatory to a proposed listing on the Alternative Investment Market in London. The success of this funding would dilute the Company's ownership interest from 30% to 20%. This funding strategy is designed to provide the working capital necessary to fully exploit the commercialization opportunity in Europe for the Company's products. In addition, with a successful listing on the AIM, the Company's ownership interest can be reported at its fair value value, which is estimated to be over $1,600,000.


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

                                   KLEENAIR SYSTEMS, INC.

Date:  November 9, 2004               /s/ LIONEL SIMONS
                                   ---------------------------------------
                                   By: Lionel Simons, President,
                                   Secretary, Principal Accounting Officer, &
                                   Principal Financial Officer

