Form 10KSB
period 2004-12-31
KLEENAIR SYSTEMS INC
filed 2005-04-15
CIK 789885

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-KSB

               Annual Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2004

                     Commission file number: 33-3362-D


                           KLEENAIR SYSTEMS, INC
               ----------------------------------------------
               (Name of small business issuer in its charter)


       State of Nevada                                      87-0431043
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification #)


               27121 Aliso Creek Road, Aliso Viejo, CA  92656
           -----------------------------------------------------
           (Address of principal executive offices and zip code)


                Issuer's telephone number:   (949) 831-1045

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

State issuer's revenues for its most recent fiscal year:     $151,940

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2004, was $4,454,895 based on the closing stock price on that date.

The number of shares outstanding of the registrant's common stock on December 31, 2004, was 58,100,206 shares.

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent #5,224,346, Engine NOx Reduction System, issued in 1993, U.S. Patent #5,609,026 Engine NOx Reduction System issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMaster(TM) technology. In September 2002, U.S. patent # 6,446,940 B1 was issued for the Sonic Flow Carburetor, a new emission control device that atomizes fuel in gasoline powered engines. This process enhances operating efficiency and reduces emissions. Another patent, U.S. # 6,499,463 B1 was issued in December 2002 for a Diesel Fuel Atomizer. This device facilitates improved diesel combustion, lower fuel use, and lower emissions of particulates and CO2.

An additional patent was issued in February 2005, being U.S. Patent # 6,852,292. This patent covers the use of aqueous ammonia, which is ammonia dissolved in water, and which is typically used as household or industrial cleaner. When injected into the exhaust, this liquid solution reduces NOx in the same manner as anhydrous ammonia (a gas), the catalyst in the previous NOxMaster(TM) versions.

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

In 2003, the Company successfully completed the final phase of its London Taxi Program funded by a U.K. government grant. This in-service test, involving several London taxicabs, started in January 2002. The Company has been notified that it's NOxMaster(TM) system has been approved for the Cleanup Register making it eligible for U.K. governmental retrofit subsidies. There are approximately 40,000 such taxicabs in service that represent the potential market opportunity should the system be endorsed as the preferred retrofit product.

The Public Carriage Office (PCO) has mandated the retrofit upgrade of some 17,500 out of the current fleet of approximately 22,000 taxicabs in London. These taxicabs will be required to upgrade to a Euro 3 level (the emissions level currently required of new cabs) during the period between July 1, 2006 and June 2008. The same system being placed on the cabs can also be adapted as a retrofit or OEM product for general diesel-powered passenger vehicles, which represents approximately 45% of the registered and new vehicle market in Europe.

Installation of test systems consisting of a combination of KleenAir System's SCR and Dinex's particulate reduction (DPF) products has resulted in the creation of a new device category by the Energy Savings Trust (EST) called SCRF, the combination of Selective Catalytic Reduction and a Filter. This category receives the Trust's highest level of subsidy. KleenAir's NOxMaster(TM) System has also been approved for light, medium and heavy duty applications including taxicabs, delivery vans, shuttle buses, single and double-decker large buses, refuse collection vehicles, and trucks. The Company?s strategic partner, Dinex, has been asked by the Energy Savings Trust to retrofit 20 test vehicles during the summer of 2005 for a 6 month trial program of its latest combination SCRF system for reduction of both NOx and Particulates. The NOxMaster(TM) is an integral part of this combination system.

These approvals open a broad spectrum of potential applications covering a retrofit market opportunity of several hundred thousand vehicles in the U.K. alone. They also set precedents and demonstration opportunities leading to similar applications in other European countries. For example, in Denmark several buses in Copenhagen have had KleenAir Systems successfully installed and tested.

During 2004 a number of additional tests were conducted of a combination of KleenAir's NOxMaster(TM) System and Adastra's Optimax-DPF fuel borne catalyst system for particulate reduction. Adastra, an Octel (NYSE) company in the U.K., has already had its DPF system approved by the EST for a number of vehicle applications and, on conclusion of the current tests, it is anticipated that the KleenAir/Adastra system will secure entry into the SCRF category.

Systems ordered by several other London Boroughs, and installed on both refuse collection trucks and buses during 2002, have performed well. As a result, those systems have been added to the EST Cleanup Register. As a result, KleenAir and Dinex are now targeting the 100 Air Quality Management Areas (AQMA) established by Local Authorities throughout Britain. These AQMAs have the authority to establish emission rules for their districts in order to improve their local air quality. It is believed that such AQMAs will take actions leading to the need for vehicles in a variety of categories to retrofit emission control devices such as the KleenAir/Dinex products. Approximately 30 systems have been installed in a number of Local Authority AQMA?s including Glasgow, Cardiff, and Edinburgh. Orders for an additional several hundred systems have been received and are awaiting funding authorization.

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

The Company is preparing to meet CARB and EPA Retrofit Verification requirements for heavy-duty vehicles on both its NOxMaster(TM) NOx reduction system and its Oxidizing Particulate Trap (OPT). It has applied for Retrofit Verification of the combination package of the OPT with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. The EPA has now published its Selective Catalytic Reduction Protocol (SCRP). The absence of this protocol has previously prevented the Company from commencing certification procedures.

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

The CarbonGuard(TM) is currently installed on several hundred of New York City Transit Authority buses as enhancements for the operating efficiency of an installed base of particulate traps. Multiple prototype variations have been purchased by a number of automotive OEM manufacturers with a view to their incorporating the CarbonGuard(TM) for a variety of thermal management applications.

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

In May 1997, the Company undertook a one for fifteen reverse split of its common outstanding shares leaving the par value at $.001 per share. The number of issued and outstanding shares was reduced to 362,157 while its authorized shares remained unchanged at 50,000,000. The Series 1 Preferred Shares were similarly effected by the same 1 for 15 reverse split and were reduced to 500,000 shares. In January 2000, the last of the outstanding preferred shares were converted into common shares at a ratio of 1 common share for each share of Series 1 Preferred. In February 2000, the Board of Directors approved a 2 for 1 stock split effective March 20, 2000.

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

In order to conserve operating capital, the Company currently has two paid full-time employees and. It has retained the services of its management, officers and certain consultants through the issuance of restricted Section 144 common stock.

In June 1996, five employment and consulting contracts with 30 months remaining (and valued at over $1,000,000) were voluntarily terminated by the parties concerned, with no future recourse or liability for the Company, including the employment contracts of Lionel Simons, President and Lester Berriman, Chairman. Mr. Simons and Mr. Berriman agreed to continue managing and directing the Company without cash compensation until such time as adequate operating capital had been secured for the Company. Peter Cahill resigned from the Board at this time and William H. Ward, Jr. was appointed to the Board to serve along with Mr. Simons and Mr. Berriman.

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

The Company began distribution of its CarbonGuard(TM) thermal management system during 2002 and has shipped its NOxMaster(TM) products since 2003.

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

Development expenses were $172,682 during 2004. During 2003 they were $196,534.

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



                                  PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 2004 and 2003, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                     2004                   2003
                              ----------------       -----------------
                               High       Low         High        Low
                              -----      -----       -----       -----
         1st Quarter          $0.43      $0.20       $0.51       $0.22
         2nd Quarter           0.39       0.18        0.35        0.20
         3rd Quarter           0.22       0.10        0.35        0.16
         4th Quarter           0.16       0.09        0.34        0.20


Shareholders: At December 31, 2004, there were 549 shareholders of record with an additional approximately 64 shareholders registered with firms reporting to the Depository Trust Company.

Dividends: No dividends have been paid in the last two fiscal years.


Item 6.   Management's Discussion and Plan of Operation.

In addition to the original U.S. Patent # 5,224,346 acquired in April of 1995, U.S. Patent # 5,609,026 "Engine NOx Reduction" was issued in 1997 after successfully overturning a challenge in Patent Court. International patent rights have been granted for these patents and have been issued for Europe (patent # 5 638 139 covering Germany, France and the U.K.) International coverage extends to certain Asian countries and Canada as well as Brazil and certain other countries. On November 30, 1999 the Company was issued a third patent on "Ammonia Injection in NOx Control", U.S. Patent # 5,992,141. This patent deals with the NOxMaster(TM) ammonia injection control system and chemical reaction enhancement techniques to ensure optimum effectiveness of the system to achieve maximum NOx reduction. In the opinion of management, this patent significantly strengthens the position of the Company in the exploitation of its technology and increases the value of its future commercial utilization and licensing potential. Management believes that its patent coverage in all the major automobile and truck producing countries provides it with the patent protection necessary to successfully exploit the technology world-wide. Because of the way the accounting rules work, the true value of the patents the Company owns has not been reported in the financial statements.

As a subsequent event, an additional patent was issued in February 2005, U.S. Patent # 6,852,292. This patent covers the use of aqueous ammonia, which is ammonia dissolved in water, and which is typically used as household or industrial cleaner. When injected into the exhaust, this liquid solution reduces NOx in a manner similar to that of anhydrous ammonia (a gas). With these two forms of Selective Catalytic Reductant (SCR), the Company believes it is well-positioned to compete with Urea systems. Urea, the other reductant, systems are the main alternative means of delivering ammonia into the exhaust stream.

Other patents have been applied for that would improve the NOxMaster(TM) device in specific relation to its reduction of particulate emissions. The Company believes that a system that reduces particulate emissions as well as oxides of nitrogen meets the two major mobile source pollutants of greatest concern to the mandating authorities, such as the EPA and CARB.

The Company continued testing on its Sonic Flow Carburetor with a patent granted in September 2002 (U.S. #6,446,940). This device significantly improves fuel-burning efficiency and reduces emissions on gasoline engines by more effectively atomizing the fuel into very fine particles that results in an even and homogenous distribution throughout the engine cylinders.

The Company is positioning the Sonic Flow Carburetor as a low cost alternative to a fuel injection system for the two-wheel vehicle markets in China and India. It offers more power, greater fuel economy, and lower emissions at a significantly lower cost. In China, some 12 million two-wheel vehicles are manufactured annually. The Company has a test and evaluation agreement with a major manufacturer of some 2 million vehicles. This agreement has the a view of replacing their existing carburetor systems with the Sonic Flow Carburetor

A similar Sonic Flow concept is employed in the Company's new duel fuel injector for which a patent was issued in December 2002. This device is designed to improve operating efficiency and reduce emissions on diesel engines by using regular diesel fuel to commence fuel combustion and then switching to atomized fuel. These new products are the result of following through on the Company's mission to develop technologies that significantly reduce polluting emissions and improve operating efficiencies.

The original product, the NOxMaster(TM) device is currently being commercialized in the U.K. and Denmark. Retrofit Verification by the EPA and the California Air Resource Board (CARB) has been applied for in the U.S.

Nitrogen Oxides (NOx) are the most difficult auto exhaust pollutants to control. They are not sourced from the engine fuel, but are produced by the oxidation of nitrogen in the combustion of air. Their formation requires high temperature (2500 degrees F and above). The higher the temperature, the more NOx is produced. Thus, NOx is produced in proportion to engine power output and efficiency. Meeting even the current minimum standards requires sacrifices in performance and economy.

The NOxMaster(TM) utilizes both the non-catalytic reaction that occurs at high temperatures and the catalytic reaction occurring at lower temperatures. Tests have confirmed this approach. Further test data has shown that the desired reaction does occur in the presence of excess air (oxygen) and might even be enhanced by the oxygen. Thus the NOxMaster(TM) device gives the manufacturer a method of control that is essentially independent of engine operating parameters and provides new options for economy and performance.

The NOxMaster(TM) Diesel Catalytic Converter has completed road trials and production. Delivery to overseas customers commenced during the year 2003.

The product can also be distributed in states other than California. An Executive Order (EO) is required in California before distribution can commence. The Company has received an EO from the CARB enabling it to sell its product in the State of California. The EO states that the product does not increase NOx emissions and will allow the Company to sell the product(s) in the state of California. However, the marketplace currently requires qualification for Emission Trading Credits to commence commercialization at this stage.

The Company needs to secure the recently introduced requirement for Retrofit Verification approval from the CARB or EPA for SCR technology in order to qualify for SIP and Emission Trading Credits. These credits enable the user to sell credits to cover the cost of equipment and operations.

The Company initially applied for EPA and CARB Retrofit Verification in the fourth quarter of 2003. This application is in line with the new protocols for Selective Catalytic Reduction (SCR) that have been finalized by those agencies. However, modifications and clarifications of these protocols and certification requirements have delayed the Retrofit Verification Program which is now expected to be completed during the course of 2005. These verifications are necessary to permit sale of the Company's NOxMaster(TM) system nationwide and to qualify its customers for emission credits.

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

The Company?s licensee, ExtEngine Transport Systems LLC, has received Retrofit Verification from the California Air Resource Board (CARB) for an off-road system based on the Company?s technology. This system has been under test on some 35 vehicles in Houston for the past two years. With qualification for SIP credits, it is expected that significant additional installations will take place in Houston.

The Company has signed a distribution agreement with DINEX A/S of Denmark and its U.K. subsidiary Dinex U.K. Ltd. Under this agreement DINEX has a non-exclusive right to sell the Company's products in its market area which consists of Scandinavia, U.K., Germany, France, Italy, and Spain.

The Company has signed a Technical Services Agreement with ServoTech Engineering, Inc. of Belleville, Michigan. Under this Agreement, ServoTech will perform hardware and software design and testing services for certain components used in the Company?s NOxMaster(TM) NOx Reduction System. The system is being readied for multiple installations in the U.K. and for Retrofit Verification in the U.S.

ServoTech is a long-time supplier of engineering, prototyping and testing services to Ford Motor Company and other major Detroit based and international automotive manufacturers.

Once production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial production and sales.

On December 29, 1999 the Company signed a Letter of Intent with ExtEngine Transport Systems, LLC regarding the awarding of licenses for commercial exploitation of the Company's technology in China, India, California and the U.S. Urban and School Bus markets. This was subsequently followed by completion of Licensing Agreements, the exclusive terms of which, if fulfilled, would represent significant income to the Company over the succeeding 10 years. As part of the Agreement, Extengine Transport Systems LLC invested funds in the Company to cover the costs of research and development to fulfill contracts requiring the demonstration of NOx reduction capability with regard to a number of engines supplied by major Chinese automotive companies. Discussions have also been held with various California Transportation Authorities with regard to the testing of the Company's products on its buses as part of the Extengine drive to exploit the Company's technologies in the Urban Bus market.

This license has now, by mutual agreement, been set aside. Extengine no longer has exclusive rights for India and China, but instead has been given exclusive rights for Hong Kong, Korea, and Japan and retains an exclusive in the U.S. Urban Bus market. It also has non-exclusive rights to sale of products utilizing the Company?s systems technology in the U.S. and certain other limited territories overseas.

The Company occupies a 10,000 square foot Research and Development facility in Irvine, California where it has expanded its R & D dynomometer testing capabilities and broadened the range of engine types and sizes for which it can customize its products.

Several NOxMaster(TM) units have been installed and are in service on a number of London Taxicabs. Systems have also been installed on a London Borough 16 passenger Mercedes Sprinter bus and on a number of waste collection trucks in the several other London Boroughs.

In December 2004, the Mayor of London issued a mandate requiring the upgrade to Euro 3 emission standards of all on-road London taxis, a total number of approximately 17,500 vehicles. The Company?s system is one of only two that have been approved by the Public Carriage office and the Energy Savings Trust. (The other system is the conversion of the diesel taxis to LPG fuel.)

The Low Emission Zone strategy announced by the Mayor requires that Heavy Goods Vehicles and buses, as well as taxis, effectively meet Euro 3 standards by 2007. This covers the entire area of the London Boroughs. It is estimated that this might affect some 250,000 vehicles of which at least 100,000 will actually be equipped with systems to meet the requirement. The Company expects its position on the EST Clean-up Register for products suitable for this upgrade program will enable it to generate a significant market share.

In March 2004, the Jubilee Investment Trust of London, U.K. acquired $2.1 million of the Company?s common stock in exchange for its stock. The Jubilee stock was subsequently sold for $910,569 to meet working capital requirements of the Company.

In September 2004, another investment valued at $1.6 million was made in the Company by the London-based Langley Park Investment Trust in exchange for Langley stock. Subsequent to this transaction, the Company sold a portion of the Langley shares for $104,860.

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


Item 7.  Financial Statements

See the Index to Financial Statements on page F-1 following the signature page of this Form 10-KSB.


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


Item 8B.   Other Information

None



                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance With Section 16(a) of the Exchange Act


      Name           Age      Position/Office        Term     Served Since
------------------   ---  ------------------------  -------   ------------
 Lester Berriman      80   Director/ VP-Research    2 years    April 1995

 Lionel Simons        70   Director/President/      2 years     Dec. 1995
                           Secretary/Treasurer

 Hamid Servati        52   Director/Consultant      2 years     Nov. 2002

Lester Berriman, P.E., Chairman and VP-Research. A Professional Engineer with a degree in Chemical Engineering, Mr. Berriman leads the Company in its research and development. Mr. Berriman served 20 years as manager of Chemical and Mechanical Engineering for the Southern California laboratories of the Stanford research Institute and 17 years with Dresser Corporate Advanced technology which included 2 years as their Director of the Advanced Technology Center. Mr. Berriman has 21 United States patents and over 80 foreign patents to his credit and is one of the co-developers of the NOxMaster(TM)technology. Mr. Berriman is also very closely aligned with the California Air Resources Board (CARB) and the South Coast Air Quality Management District (AQMD).

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


Item 10.   Executive Compensation

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 2001, the Company awarded the following non-cash stock compensation for services rendered:

  (a) SUMMARY COMPENSATION TABLE

                        Annual Compensation
------------------------------------------------------------------------
   Names and                   Salary/            Other Annual     Market
Principle Position      Year     Fee     Bonus    Compensation     Value
---------------------   ----   -------   -----  ----------------  --------
Lionel Simons           2004   $34,347   $ -0-    500,000 shares  $ 33,000
President/Secretary     2003       -0-     -0-  5,000,000 shares   346,500
                        2002       -0-     -0-        None             -0-

Lester Berriman         2004   $   -0-   $ -0-    275,000 shares  $ 18,150
Chairman/ VP-Research   2003       -0-     -0-  1,000,000 shares    76,600
                        2002       -0-     -0-        None             -0-

Hamid Servati           2004   $   -0-   $ -0-    275,000 shares  $ 18,150
Director/Vice Chairman  2003       -0-     -0-        None             -0-
                        2002       -0-     -0-    500,000 shares    87,500 (2)

John Zabsky             2004   $24,000   $ -0-    150,000 shares  $  9,900 (1)
   dba. John Z Co.      2003    24,000     -0-    500,000 shares    34,650 (1)
Consultant              2002    24,000     -0-        None             -0- (1)

    (1) Compensation was provided to Mr. Zabsky an outside consultant.
    (2) Mr. Servati was issued 500,000 shares valued at $87,500 prior to becoming a director as part of an attempt to acquire 51% of two entities that he owns.

   (b)   OPTION/STOCK APPRECIATION RIGHTS

No stock options or free standing SARs to executive officers of the Company were granted during 2004.

   (c)   AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR
         VALUE TABLE

There was no exercise of stock options or free standing SARs by executive officers of the Company during 2004.

   (d)   LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

The Company did not make any long-term incentive plan awards to any executive officer in 2004.

   (e)   COMPENSATION OF DIRECTORS

No Directors of the Company received cash compensation for their services as Director during 2004.

   (f)   EMPLOYMENT CONTRACTS

The Company has no employment contracts with executive officers.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth a list of persons known to the Company to be the beneficial owner of more than five percent of the Company's voting stock.

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)          of Class
--------       ----------------------      ------------          --------
Common         Pollution Control, Inc.        9,993,877           17.20%
               328 Bay street
               Nassau, Bahamas

Common         Lionel Simons,                 1,214,808 (2)(3)     2.09%
               36 Corniche Drive
               Dana Point, CA 92629

Common         Lester Berriman                2,637,048            5.45%
               18871 Portofino Drive
               Irvine, CA 92715

Common         Prudent Bear Funds, Inc.       3,141,045            5.41%
               8140 Walnut Hill Lane
               Suite 405
               Dallas, TX 75231

Common         Jubilee Investment Trust Plc  10,026,666           17.26%
               1 Great Cumberland Place
               London
               W1H 7AL

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)          of Class
--------       ----------------------      ------------          --------
   (continued from previous page)

Common         Langley Park Investment
                  Trust Plc                  10,000,000           17.21%
               30 Farrington Street
               London
               EC4A 4HJ

Common         John Zabsky                    1,830,432 (4)        3.15%
               3640 S Main St
               Santa Ana, CA 92707

  (1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2004.

  (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.

  (3) The total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife.

  (4) This total represents shares held by Mr. Zabsky in his own name, as well as shares held by John Z Company, a corporation wholly owned by Mr. Zabsky.

The following table sets forth a list of the beneficial ownership in the Company by officers and directors.

                                           Amount of
Title of        Name and Address of       Beneficial            Percent
 Class            Beneficial Owner         Ownership           of Class
--------       ---------------------      ----------           --------
Common   Lionel Simons  11,208,685  (2)(3)      19.29%
                           36 Corniche Drive
                           Dana Point, CA 92629

Common   Lester Berriman   2,637,048           4.54%
                           18871 Portofino Drive
                           Irvine, CA 92715

Common   Hamid Servati  1,925,000           3.31%
                           510 Savage Road
                           Belleville, Mi 48111

Common   All officers and directors
                               as a group:   15,770,733        27.14%

  (1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2004.

  (2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.

  (3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 9,800 shares held by Barbara J. Simons who is his wife and the shares held by Pollution Control have been attributed to him due to the controlling interest.


Item 12.   Certain Relationships and Related Transactions

Lionel Simons, President of KleenAir Systems, Inc. is also President and a beneficial owner of Pollution Control Inc. through family trusts. Mr. Simons has a Power of Attorney from Pollution Control which permits him to vote on its behalf. In addition, Mr. Simons is on the Board of Directors for and serving as President of KleenAir Systems PLC in the U.K. The Company owns a 23% interest in and sells all of its European products to this entity for resell.

Hamid Servati is the President, CEO and controlling owner of ServoTech Industries, Inc. The Company has paid for services and products provided by ServoTech. It has also issued stock in payment of services and products provided by ServoTech.

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

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the years ended December 31, 2004 and 2003. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2004 and 2003 were $20,624 and $19,049, respectively. In addition, we incurred accounting review related fees (primarily related to procedures our auditors were required to perform in reviewing potential registration statements and our Form S-8 Registration Statements) of $1,230 in 2004 and $1,384 in 2003, respectively.

Tax Fees: The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for 2004 and 2003.

All Other Fees: The Company paid its principal accountant $1,700 and $2,500 in 2004 and 2003, respectively, for the services of converting its SEC filings to and filing them in EDGAR format.

                                 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KLEENAIR SYSTEMS, INC.

Date:  April 14, 2005              /s/ LIONEL SIMONS
                                   ------------------------------------
                                   By: Lionel Simons
                                   President, Secretary, Principal
                                   Accounting Officer, & Principal
                                   Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                     Title             Date
--------------------------             --------       --------------


 /s/ LIONEL SIMONS                     Director       April 14, 2005
----------------------
 Lionel Simons


 /s/ LESTER BERRIMAN                   Director       April 14, 2005
-----------------------
 Lester Berriman


 /s/ HAMID SERVATI                     Director       April 14, 2005
-----------------------
Hamid Servati

                        KLEENAIR SYSTEMS, INC.
                    (A Development Stage Company)




                    INDEX TO FINANCIAL STATEMENTS







                                                                        Page
                                                                        ----


      Report of Independent Certified Public Accountants  .  .  .  .  .  F-2

      Consolidated Balance Sheets as of December 31, 2004 and 2003 .  .  F-3

      Consolidated Statements of Operations for the years ended December 31, 2004 and 2003. . . . . . . . . . F-4

      Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004 and 2003. . . . . . . . F-5

      Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. . . . . . . . . . F-8

      Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  F-9















                                   F-1





             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Irvine, California


We have audited the accompanying consolidated balance sheets of KleenAir Systems, Inc. (a development stage Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders'
equity and cash flows for the years then ended.   We have also audited the
cumulative statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KleenAir Systems, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years and cumulative period then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ ROBERT EARLY & COMPANY, P.C.
--------------------------------
Robert Early & Company, P.C.
Abilene, Texas

March 31, 2005


                                    F-2

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                      As of December 31, 2004 and 2003

                                ASSETS

                                                       2004            2003
                                                    ----------      ----------
CURRENT ASSETS:
  Cash                                              $   87,696      $   28,739
  Accounts receivable (net)                              2,970          15,699
  Accounts receivable from related parties             105,074          33,288
  Parts inventory (at cost)                             24,352          57,126
  Prepaid expenses                                      38,094          47,000
  Marketable securities (net)                          195,202              -
                                                    ----------      ----------
    Total Current Assets                               453,388         181,852

PROPERTY AND EQUIPMENT (net)                           112,296         155,611

OTHER ASSETS:
  Patent license (net)                               1,469,076       1,530,756
                                                    ----------      ----------
    TOTAL ASSETS                                    $2,034,760      $1,868,219
                                                    ==========      ==========



                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  136,853      $  402,817
  Accounts payable to related parties                  149,912         101,932
  Advances from directors                               76,000          96,584
  Capital lease liability                                   -              372
  Notes payable to related entities                    231,000         197,000
                                                    ----------      ----------
    Total Current Liabilities                          593,765         798,705
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
  (10,000,000 shares authorized, none outstanding)          -               -
 Common stock, $.001 par value (50,000,000 shares
  authorized, 58,100,206 and 31,422,161
   outstanding, respectively)                           58,100          31,422
  Additional paid-in capital                         9,955,716       8,006,296
  Deficit accumulated during the development stage  (8,572,821)     (6,968,204)
                                                    ----------      ----------
      Total Stockholder's Equity                     1,440,995       1,069,514
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $2,034,760      $1,868,219
                                                    ==========      ==========



The accompanying notes are an integral part of these financial statements.
                                    F-3

                         KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               For Years Ended December 31, 2004 and 2003

                                                                   Cumulative
                                                                  During Devel-
                                            2004         2003     opment Stage
                                        -----------  -----------  -----------
REVENUES
  Sales                                 $    35,937  $   734,993  $   945,953
  Royalties                                   5,525       19,892       25,417
  Management fees                           110,478           -       110,478
                                        -----------  -----------  -----------
    Total revenues                          151,940      754,885    1,081,848

COST OF REVENUES                             38,152      647,876      736,489
                                        -----------  -----------  -----------
  Gross Profit                              113,788      107,009      345,359
                                        -----------  -----------  -----------

PRODUCT DEVELOPMENT COSTS                   172,682      196,534    1,411,687

OPERATING EXPENSES:
  Personnel costs                           192,465      570,445    1,430,209
  Consultants                               503,120      682,796    3,229,846
  Professional fees                          58,032      103,536      557,259
  Office expenses                             7,752        9,915       61,030
  Depreciation                               51,591       49,690      163,111
  Amortization of intangible assets         129,434      116,148      311,093
  Advertising and promotion                  33,781       19,177      264,722
  Rent                                      147,647       95,717      357,864
  Travel                                     50,312       96,575      346,885
  Other expenses                             48,999       76,536      216,156
  Bad debts                                   1,000      220,000      221,000
  Other                                          -            -       171,378
                                        -----------  -----------  -----------
    Total operating expenses              1,224,133    2,040,535    7,330,553
                                        -----------  -----------  -----------
(LOSS) FROM OPERATIONS                   (1,283,027)  (2,130,060) (8,396,881)

OTHER INCOME AND (EXPENSES):
  Interest income                                -            11        2,526
  Loss on sale of securities               (101,887)          -      (101,887)
  Unrealized loss on securities            (191,877)          -      (191,877)
  Interest expense                          (20,156)     (17,248)     (39,593)
  Loss on foreign exchange transactions      (7,670)          -        (7,670)
  Amortize discount on receivables               -            -        20,259
                                        -----------  -----------  -----------
(Loss) before income taxes               (1,604,617)  (2,147,297)  (8,715,123)
  Benefit from deferred taxes                    -            -       397,852
                                        -----------  -----------  -----------
(Loss) Before Extraordinary Item         (1,604,617)  (2,147,297)  (8,317,271)
Extraordinary Item:
  Costs of terminated acquisitions               -            -      (255,550)
                                        -----------  -----------  -----------
Net (Loss)                              $(1,604,617) $(2,147,297) $(8,572,821)
                                        ===========  ===========  ===========

Earnings per Share (Basic):
(Loss)/share before extraordinary item  $     (0.03) $     (0.10) $     (0.67)
(Loss)/share from extraordinary item             -            -         (0.02)
                                        -----------  -----------  -----------
Net (Loss) Per Share                    $     (0.03) $     (0.10) $     (0.69)
                                        ===========  ===========  ===========
Weighted Average Shares Outstanding
  Basic                                  47,375,811   22,392,964   12,421,112
                                        ===========  ===========  ===========

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


(Continued on next page)


The accompanying notes are an integral part of these financial statements.
                                     F-5

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued for cash                      -   $     -       800,000  $      800  $  199,200   $      -    $       -
  For services                             -         -     2,120,000       2,120      92,255          -            -
  For services-officers & directors        -         -       320,000         320      59,680
  For diesel license                       -         -     2,000,000       2,000      60,500          -            -
Conversion to common                 (403,334)     (403)     403,334         403          -           -            -
Net loss                                   -         -            -           -           -       24,941     (305,561)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/98                    224,666       224    6,587,814       6,588   1,715,369          -    (1,558,317)

Stock issued for cash                      -         -       146,800         147      35,653          -            -
  For services                             -         -     1,103,334       1,103     247,179          -            -
  For equipment                            -         -        33,200          33       8,267          -            -
  For services-officers & directors        -         -     1,425,000       1,425     408,808          -            -
Conversion to common                  (61,334)      (61)      61,334          61          -           -            -
Net loss                                   -         -            -           -           -           -      (802,722)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/99                    163,332       163    9,357,482       9,357   2,415,276          -    (2,361,039)

Stock issued for cash                      -         -     1,414,000       1,414     357,336          -            -
  For services                             -         -     1,642,666       1,643     600,024          -            -
  As promotion                             -         -         1,600           2       3,199          -            -
Conversion to common                 (163,332)     (163)     163,334         163          -           -            -
Net loss                                   -         -            -           -           -           -      (717,012)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/00                         -         -    12,579,082      12,579   3,375,835          -    (3,078,051)

Stock issued for cash                      -         -       195,000         195     104,805          -            -
  For services                             -         -     1,749,487       1,749     293,087          -            -
  For services-officers & directors        -         -       850,000         850      77,690          -            -
  For rent                                 -         -        17,500          18       6,232          -            -
Net loss                                   -         -            -           -           -           -      (623,811)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/01                         -         -    15,391,069      15,391   3,857,649          -    (3,701,862)


(Continued on next page)

The accompanying notes are an integral part of these financial statements.
                                     F-6

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/02                      -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  For services-officers & directors        -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
   BALANCES, 12/31/03                      -         -    31,422,161      31,422   8,006,296          -   (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -           -
  For investments                          -         -    20,527,999      20,528   1,387,706          -           -
  For services-officers & directors        -         -     1,200,000       1,200      78,519          -           -
  For services                             -         -     4,200,046       4,200     408,945          -           -
Net loss                                   -         -            -           -           -           -    (1,604,617)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------

   BALANCES, 12/31/04                      -   $     -    58,100,206  $   58,100  $9,955,716   $      -   $(8,572,821)
                                    =========  ========   ==========  ==========  ==========   =========  ===========



The accompanying notes are an integral part of these financial statements.
                                     F-7

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Years Ended December 31, 2004 and 2003

                                                                   Cumulative
                                                                  During Devel-
                                              2004        2003    opment Stage
                                          -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                               $(1,604,617)$(2,147,297) $(8,572,821)
 Adjustments to reconcile net (loss) to
 net cash provided by operations:
  Losses prior to current ownership                -           -       151,518
  Loss and unrealized loss on securities      293,764          -       293,764
  Depreciation                                 51,591      49,690      163,111
  Bad debts                                     1,000     220,000      221,000
  Amortization of:
   Prepaid expenses                            28,906     136,042    1,253,643
   Intangibles                                129,434     116,148      311,093
  Stock issued for services                   492,864     921,230    3,254,736
  Stock issued for extraordinary loss              -           -       140,550
  Deferred income taxes                            -           -      (397,852)
 Changes in operating assets and liabilities:
  Accounts receivable                          11,729      65,555      (14,861)
  Inventory                                    32,774      56,950       (1,814)
  Advances to consultants                          -           -        20,000
  Prepaid expenses                            (20,000)         -      (267,000)
  Trade accounts payable                     (289,770)    354,573      118,835
                                          -----------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES        (872,325)   (227,109)  (3,326,098)
                                          -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                        (8,276)     (9,681)    (265,714)
 Patent licensing costs                       (67,754)    (29,524)    (228,766)
 Proceeds from sale of securities             919,268          -       919,268
 Business acquisition                              -           -       (44,820)
 Notes receivable                                  -           -      (220,000)
                                          -----------  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES         843,238     (39,205)     159,968
                                          -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                   75,000      75,000    2,944,459
 Capital lease obligation                          -           -         7,765
 Payments on capital lease                       (372)     (4,439)      (7,765)
 Additional capital contributions                  -           -         2,367
 Advances and loans from related parties      138,015     147,734      431,599
 Repayments to related parties               (124,599)         -      (124,599)
                                          -----------  ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      88,044     218,295    3,253,826
                                          -----------  ----------  -----------
NET INCREASE/(DECREASE) IN CASH                58,957     (48,019)      87,696

CASH AT BEGINNING OF YEAR                      28,739      76,758           -
                                          -----------  ----------  -----------
CASH AT END OF YEAR                       $    87,696  $   28,739  $    87,696
                                          ===========  ==========  ===========

  See Note 3 for Supplemental Cash Flow Disclosures

The accompanying notes are an integral part of these financial statements.
                                     F-8

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2004 and 2003


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF BUSINESS

KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. Prior to its current name, the Company had various names as various endeavors were attempted. None of these proved fruitful. In April 1995, the Company purchased a patent for a proprietary device that had been shown to be capable of neutralizing the environmental impact of nitrous oxide from the exhaust emissions from internal combustion engines without significant modification to the engine or the vehicle it was powering. This device is known as the "NOxMASTERTM." Soon after the acquisition of this patent along with the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards. The product is currently being sold and installed on commercial vehicles in England and has been tested for applications in other parts of Europe and Asia. Authorities which set emission standards in the U.S. have continued to waver in the establishment of a final set of criteria for certifying that a device will reduce offending emissions. This continued delay in criteria has prevented the Company from initiate sales within the U.S.

During April 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth). Carbon Cloth owns the exclusive rights to manufacture and market automotive thermal management systems. Certain applications of the Company's NOxMasterTM are enhanced by the addition of the main product offered by Carbon Cloth. The sharing of Carbon Cloth's customer base and contacts in connection with the compatibility and joint benefits of the mutual products were expected to enhance sales of both products.

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

Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all material inter-company accounts, transactions, and profits.

Accounts Receivable -- The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts when applicable. There was an allowance of $1,000 at December 31, 2004, with none at December 31, 2003. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days.

Inventory -- Inventories are stated at the lower of cost or market (net realizable value).

Investments -- The Company's securities investments are held principally for the purpose of selling them in the near term and are all classified as trading securities. Trading securities are carried at fair value on the balance sheet in current assets, with any change in fair value during the period, i.e., net unrealized gains and losses, included in current operations. Costs associated with realized gains are recognized on the first-in, first-out basis.

Investments in Closely Held Entities -- The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities, but not below zero. As discussed at Note 5, the Company owns a 23% interest in KleenAir Systems International Plc in the U.K.

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

Research and Development Costs -- Research, development, and engineering costs are treated as expenses during the year incurred. Costs incurred are as disclosed in the income statement.

Patent and Licensing Costs -- Only the direct costs of obtaining license or patents and costs of extending or perfecting the patents are eligible for
capitalization.   These capitalized costs are amortized over the estimated
useful life of the patent, generally five to fifteen years, using the straight-line method. The cost of patent applications in process for new products is not amortized until the patents are issued. Costs of patent applications for products that extend the use of existing products are amortized with the cost of the existing product. In the event that a patent is superseded, the unamortized costs are written off immediately.

The Company purchased the rights to the patent for its NOxMASTERTM and has developed other patents as discussed at Note 9 below. The costs of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and are being amortized now that sales of the product have commenced. Amortization is being charged on a straight-line basis over the ten years beginning April 2003. Amortization expense of $31,166 and $17,881 related to these rights has been charged to operations during the years ended December 31, 2004 and 2003.

The acquisition cost allocated to the CarbonGuardTM (Carbon Cloth's intangible asset) is being amortized over the fifteen years beginning May 2002. Amortization expense for this asset of $98,268 and $98,267 has been charged to operations during the years ended December 31, 2004 and 2003.

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

Stock-Based Compensation -- The Company accounts for services acquired (and other expenses paid) using stock as compensation (or payment) based on the fair value of the shares issued. Fair value is determined based on the closing price of the stock on the date the Company becomes obligated to issue the shares. Due to thin trading volume of the Company's stock, most stock issuances are recorded at a discount to the market price because of the effective limitations on disposal by the recipient of the shares. Restricted shares issued for services are discounted at a greater discount because of the added limitation on the tradability of the restricted shares.

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

Deferred tax assets and liabilities are the amounts by which the Company's future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to increase future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 8 below discusses the amounts of deferred tax benefits and deferred tax liabilities. The Note also presents the impact of significant differences between financial reporting income and taxable income.

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

Financial Instruments -- Unless otherwise specified, Management believes the carrying value of its financial instruments approximates their fair value due to the short term to maturity. Investments in marketable securities are carried at market value.


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

Management has been in contact with various parties who are interested in providing funding for the completion of testing and trials to obtain certifications from the State of California and the EPA regarding the product's ability to function as an emission control device. Because of these contacts, Management anticipates that efforts to obtain certification will be continued and that there should be no substantial difficulties in obtaining sufficient financing to obtain such certifications and subsequent distribution. Additionally, testing in England resulted in product sales and installations during the second and third quarters of 2003 through the Company's U.K. affiliate. Sales/installations were halted for the fourth quarter of 2003 and all of 2004 due to budgetary limitations under the U.K. trust that is administering the governmental cost sharing program. These sales are expected to resume in 2005 with the advent of a new budget period and final resolution of methods and practices by the trust.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of liabilities that might be incurred should the Company be unable to continue in existence.


NOTE 3:   SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                   Cumulative
                                                                  During Devel-
                                              2004        2003    opment Stage
                                          -----------  ----------  -----------
Cash payments for:
 Interest                                 $     5,613  $    2,189  $    13,895
 Income taxes                                      -           -            -

                                                                   Cumulative
                                                                  During Devel-
                                              2004        2003    opment Stage
                                          -----------  ----------  -----------
Non-cash investing and financing transactions
 Stock has been issued for:
   Compensation and directors' fees       $    79,200  $   92,912  $ 1,417,850
   Consultants and prepaid services           413,664     225,022    3,156,400
   Equipment                                       -           -         8,300
   Patent licensing                                -           -        14,900
   Repurchase of U.S. diesel license               -           -        62,500
   Acquisition of National Diversified
     Telecom, Inc.                                 -           -       140,550
   Acquisition of Carbon Cloth
     Technologies, Inc.                            -      981,514      981,514
   Uncompleted business acquisition                -       87,500       87,500
   Purchase of marketable securities        1,408,234          -     1,408,234
 Sale of marketing licenses for
   notes receivable                                -           -     1,736,558


NOTE 4:   MARKETABLE SECURITIES

During 2004, the Company acquired investments in Jubilee Investments Trust Plc and Langley Park Investments Trust in England in exchange for issuances of large blocks of its stock. (See Note 13.) The Jubilee investment was privately placed almost immediately for cash. The Langley Park investment was partially sold and partially held at the end of the year.

The following table presents information regarding the Company's investments in marketable securities at December 31, 2004. None were held during 2003. This security is being held as a trading security.

      Aggregate cost basis                            $    387,079
      Unrealized gain/(loss)                              (191,877)
                                                      ------------
      Aggregate fair value (carrying value)           $    195,202
                                                      ============


NOTE 5:   EQUITY METHOD INVESTEE

At December 31, 2003, the Company held a 30% interest in KleenAir Systems International, Inc. (KASI), a Bahamas-based entity. KASI owned 100% of KleenAir Systems, Ltd. (KSL), a British entity. The Company received its interest in KASI pursuant to a licensing agreement with its President for European marketing rights for its products. As such, the Company has no cost in this investment. To date, KASI has not generated any net profit. Accounting rules do not provide for recording negative investments under the equity method accounting.

During 2004, a new entity was formed in the U.K., KleenAir Systems International Plc (KSIP). This entity exchanged its stock for all of the outstanding shares of KASI, which became its wholly owned subsidiary. Subsequently, KSIP offered shares publicly to raise funds for operations. As a result of that offering, the Company's interest has been diluted to

23%. No amounts have been recorded on the Company's books because the investment would still be negative.

The Company's President currently serves as a principal officer for KSIP.


NOTE 6:   RECEIVABLES

Over the years, the Company has advanced funds to KSL for expenses incurred in the testing of the product on London taxicabs and buses and for operating expenses. In addition, there have been royalties accrued and invoicing for products delivered. During 2004, there were additional advances and, subsequent to the KSIP offering, repayments. In 2004, the Company billed KSL for management fees of $110,478 to offset the costs incurred by the Company's president during time devoted to assisting KSIP with its offering and working on the resumption of sales of the products. Effectively, an amount owed to KASI ($3,921) has been netted with the amounts receivable from KSL. Net receivables from these related entities were $105,074 and $33,288 at December 31, 2004 and 2003.

At December 31, 2004, receivables from unrelated parties were not material, however, an allowance of $1,000 was established due to questionable collectability from one customer. The carrying value of receivables is believed to approximate their fair values.


NOTE 7:   PREPAID EXPENSES

The Company follows a practice of employing consultants for advisory services. Typically, these agreements often are for a one-year period and generally call for the bulk of the compensation to be paid with stock at the initiation of the services. The stock compensation under these contracts is valued at its estimated fair value, in accordance with the Company's accounting policies, and recorded as prepaid services. This prepaid cost is then amortized to consulting fees over the period of the contract.

In 2002, the Company started contracts with a combination of unrestricted and restricted stock valued at a total of $125,750. In 2003, the Company prepaid $61,500 with unrestricted stock. All consulting agreements had fully amortized before December 31, 2003. Amortization of these costs during 2003 was $170,270.

The balances for items making up prepaid expenses at December 31, 2004 and 2003 were as follows:

                                                    2004            2003
                                                 ----------      ----------
    Insurance                                    $    4,493      $       -
    Rent                                             32,801          46,200
    Taxes                                               800             800
                                                 ----------      ----------
      Totals                                     $   38,094      $   47,000
                                                 ==========      ==========

NOTE 8:   INCOME TAXES

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

                                          Amount of Net
                   Year of               Operating Loss
                  Expiration              Carry Forward
                 ------------             -------------
                     2010                 $     148,187
                     2011                       901,206
                     2012                        79,438
                     2018                       305,825
                     2019                       804,046
                     2020                       720,022
                     2021                       626,785
                     2022                     1,460,856
                     2023                     2,282,759
                     2024                     1,682,588
                                          -------------
                                          $   9,011,712
                                          =============

The Company has deferred tax assets and liabilities at December 31, 2004 and 2003. These have arisen from the difference in the depreciation deduction for book and tax purposes, from operating loss carry-forwards, from the difference between the tax and book bases for patent acquisition, and from the acquisition of Carbon Cloth. These result in net deferred tax assets totaling $4,475,224 and $3,838,980 at December 31, 2004 and 2003,
respectively. However, because management is unable to determine when these deferred assets might be utilized, or that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to completely offset the assets. There is no current income tax benefit or expense to be reported for the periods ended December 31, 2004 and 2003. The following table sets forth the reconciling items between income per books and taxable income.

                                                    2004            2003
                                                -----------     -----------
    Book loss                                   $(1,604,617)    $(2,147,297)
    Non deductible expenses                           5,031           9,658
    Depreciation                                      4,851             876
    Amortization of intangibles                    (281,243)       (145,996)
    Unrealized loss on securities                   191,877              -
                                                -----------     -----------
    Taxable loss                                $(1,684,101)    $(2,282,759)
                                                ===========     ===========

Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from differences in the tax and book bases for the patents (including the Carbon Cloth acquisition). The Company's deferred tax liabilities and assets are as set out below:


                                   F-15

                                                    2004            2003
                                                 ----------      ----------
    Deferred tax assets:
      Patent costs                               $1,135,040      $1,286,124
      Marketable securities                          76,386              -
      Net operating losses                        3,588,165       2,918,217
                                                 ----------      ----------
           Total                                  4,799,591       4,204,341
                                                 ----------      ----------
    Deferred tax liabilities:
      Property and equipment                            272           2,204
      Investment in Carbon Cloth                    324,095         363,216
                                                 ----------      ----------
           Total                                    324,367         365,420
                                                 ----------      ----------
    Net deferred tax asset                        4,474,224       3,838,921

    Valuation allowance                          (4,475,224)     (3,838,921)
                                                 ----------      ----------
      Amount reported on Balance Sheet           $       -       $       -
                                                 ==========      ==========


NOTE 9:   PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

During April 1995, the Company acquired a patent for a proprietary device (the "NOxMASTERTM") that had been shown to reduce the pollutant content of emissions from internal combustion engines, primarily automobile engines. The cost of acquiring this patent was capitalized under the caption "Patent license" on the balance sheet. Since the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of engines and has determined that diesel engines are a more optimal target. Also, the Company has been performing tests aimed at obtaining California and EPA certifications to be able to advertise and sell the device as a pollution reduction system. The Company obtained a ruling by the California Air Resource Board in 2001 that the diesel device does not increase pollutants. Obtaining the ruling and certification greatly expands the markets for the device. The Company's rights to the patent are subject to royalties totaling 7% of wholesale sales. The royalties do not require the Company to make minimum payments. Management has estimated that additional costs required to obtain U.S. and California governmental certifications should be in the $250,000 to $400,000 range.

During 2002, the Company acquired Carbon Cloth Technologies, Inc. in order to obtain rights to its CarbonGuardTM technology. This product is currently being marketed and the Company expects to be able to increase the product's market penetration. The CarbonGuardTM is a product that provides innovative insulation capabilities for stationary and high-performance engines.

Besides the tests toward certification in California, the products have been tested in England for their application to pollution control on diesel taxicabs and buses. This testing is being carried on by KSL, (See the discussion about related parties at Note 15.) an entity in which the Company owns an indirect equity interest.

The Company has continued to obtain additional patents that extend and protect its primary patent. A device for emission control on small engines has also been patented. Legal costs to file these patents are being capitalized.

During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute, and sell the NOxMASTERTM's application to diesel engines. In addition, the agreement granted the same rights for the application of the NOxMASTERTM to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established, KleenAir Systems International, Inc. (KASI), in the United Kingdom and transferred this license to it. KleenAir Systems, Ltd. of the U.K. is a wholly owned subsidiary of KASI. The Company received a 30% ownership interest in KASI and is to receive a royalty of 8% of its gross revenue from sales of the product.

During 1998, the Company repurchased the rights to the diesel system in the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

The Company and KASI also entered into a license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This is a ten-year, nonexclusive, worldwide manufacturing, marketing, and selling license for NOxMASTERTM devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights agreement for application of the NOxMASTERTM to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights agreement for application of the NOxMASTERTM devices in China and India and to school and urban buses. These licenses set out per-unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability. During 2002, the Company moved to eliminate ETS's exclusivity in certain markets. This action was undertaken because of certain actions and certain inactions on the part of ETS. During 2004, Management negotiated a settlement with ETS for its release of the exclusivity portions of its agreements. This allows the Company to pursue sales of the products in these markets.


NOTE 10:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 2004 and 2003.

                                                 2004            2003
                                              ----------      ----------
   Office furniture and equipment             $   62,072      $   61,497
   Test vehicles                                  28,928          28,928
   Analysis equipment                            174,840         167,139
   Leasehold improvements                         11,682          11,682
                                              ----------      ----------
   Totals                                        277,522         269,246

        Accumulated depreciation                (165,226)       (113,635)
                                              ----------      ----------
   Net Property and Equipment                 $  112,296      $  155,611
                                              ==========      ==========

Depreciation expense totaled $51,591 and $49,690 for 2004 and 2003. The office furniture and equipment, the analysis equipment, and the test vehicles are being depreciated on a straight-line basis over five years. Leasehold improvements are being depreciated on a straight-line basis over 39 years.

NOTE 11:   COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

During 1995, the Company adopted a Compensatory Stock Benefit Plan (the 1995
Plan) for the furtherance of the Company by allowing the Company the option of compensating officers, directors, consultants, and certain other service providers who render bona fide services to the Company through the award of the Company's free trading common shares. Under the Plan, 33,333 shares were approved by the Board of Directors. Of the shares approved for the Plan, 13,000 shares were issued, 4,667 were committed in agreements with officers, and 2,667 were committed to a consultant during 1995. During 1996, 9,667 shares were issued under this plan for directors' fees and officer compensation. These shares have been issued primarily for marketing and promotion services, directors' fees, and services to facilitate of the purchase of the patent.

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

In July 2000, the Company filed an S-8 registration (the S-8) to register 1,200,000 shares for compensation under five consulting agreements and reserved 750,000 shares for the future exercise of options under an Employee Stock Option Plan, discussed at Note 12. The shares for the consultants were issued in July 2002 in order to obtain those services. Subsequent to this filing, the board has issued 550,000 of the shares reserved for the ESOP. Directors/officers and a key engineering consultant were issued 300,000 of these shares for unpaid services and a consultant who had previously been issued 250,000 restricted shares for his services requested that he be allowed to exchange those shares for S-8 shares and was allowed to do so under the advice of legal counsel. During 2002, the Company issued an additional 76,800 shares under this plan.

In September 2001, the Company filed an amendment to the S-8 to register an additional 2,200,000 shares. Of these shares, 1,270,000 were issued in October to consultants for services to be provided over the next year. Another 21,687 of these shares were issued to product development consultants. During 2002, the Company issued (or contracted to issue) 576,192 shares to consultants and employees.

In September 2004, the Company filed a second amendment to its S-8 to register another 1,250,000 shares. All of these shares were issued to consultants for services provided during the last quarter of the year.

As anticipated by these plans, the Company has acquired services with free trading shares. The Company has also issued unregistered restricted (Rule
144) stock in exchange for services. These transactions have been valued in accordance with the Company's accounting policy regarding stock compensation.


NOTE 12:   EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan.


NOTE 13:   STOCKHOLDERS' EQUITY

During 1986, the Company completed an initial offering of 10,000,000 shares of common stock with net proceeds (after commissions) of $110,233. Between that time and December 31, 1993, it is apparent that there were many stock transactions, reverse splits, and other actions. However, records regarding this period of time are not available. Additionally, no records are available which would allow an analysis of the retained earnings balance prior to 1995. Due to this lack of records, management believes that losses indicated by the negative retained earnings would not yield tax benefits to current operations. Inception-to-date information required for development stage companies is also unavailable for this period.

In March 1995, the Company's Board approved a measure (ratified at a subsequent shareholders' meeting) whereby the Company's outstanding common shares were reverse split on the basis of one new share for ten shares held. In May 1997, the Board approved another reverse split. This time the reverse split was on the basis of one new share for 15 shares held. In the following discussion, the share amounts have been restated to reflect the 1 for 15 reverse split. In February 2000, the Board approved a 2 for 1 split of shares effective March 20, 2000 in accordance with advice from marketing and investment consultants. All share amounts in the financial statements as well as share amounts presented below have been adjusted as though all of these changes in stock had occurred prior to the earliest presented information.

In April 1995, the Company issued 933,334 shares of convertible, non-voting preferred stock and 60,000 common shares as consideration for the patent and a facilitation fee to a consultant. This transaction was recorded at the par value of the stock issued, $7,400.

During 1995, other consulting services not directly related to the patent purchase were obtained through the issuance of 24,000 common shares valued at total of $111,875. Directors were issued a total of 4,000 shares valued at $22,500. This stock-based compensation and the transactions described below have been valued as described in Note 1. The Company also issued 27,334 common shares pursuant to a Regulation S offering. Net proceeds to the Company after commissions were $66,804. In addition, $180,400 was received for 66,814 shares under the Regulation S offering prior to December 31, 1995, with the shares being issued during 1996.

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

During 1998, preferred stockholders exchanged 403,330 preferred shares for a like number of common shares. The Company issued 2,000,000 common shares to a financial and public relations consultant for services; 2,000,000 and 800,000 shares to Pollution Control, Inc. for license and cash as discussed at Note 15; and 100,000 shares to a development consultant. A director was issued 20,000 shares for his services.

During March 1999, the Company issued 600,000 shares under its S-8 plan discussed at Note 11 for investment guidance. These shares were valued at $75,000. Public relations/financial services were obtained during 1999 through the issuance of 508,334 shares valued at $175,079. Analysis and test equipment was acquired in exchange for 33,200 shares valued at $8,300. The Company also issued 146,800 shares for $35,800 cash and exchanged 61,334 common shares for the retirement of a like number of preferred shares.

During 2000, the Company issued 1,400,000 shares to Ecologic, LLC (an affiliate of ETS) for $350,000 under an agreement to provide funds for product testing. The Company issued 300,000 shares valued at $51,000 to officers/directors and a key engineering consultant in lieu of cash payments for their services to the Company. Outside consulting services were obtained in exchange for 1,344,266 shares valued at $553,868. (See discussion at Note 11 regarding 1,200,000 of these shares.) The Company also retired the last of its outstanding preferred shares through their conversion to 163,334 common shares. One of the issuances of shares for services included warrants (discussed below). The holders exercised 14,000 of these warrants for proceeds of $8,750.

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

As mentioned above, during 2000, the Company issued warrants in conjunction with a stock issuance. These consisted of 138,000 warrants to buy one restricted share at $0.625 per warrant and expired on November 30, 2001. Of these, 14,000 were exercised during 2000 and the rest expired. The Company also issued two warrants to Ecologic. The first warrant which expired January 31, 2001, was for the purchase of 1,000,000 shares at $.25 per share. Ecologic purchased 900,000 shares under this warrant during 2000, leaving a balance of 100,000 that were allowed to expire. The second warrant, which expired January 31, 2002, was to purchase 1,000,000 shares at the greater of $1 or one-half the average thirty-day bid price per share. This warrant expired without exercise.

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

During 2003, the Company issued the following restricted shares as follows:
750,000 for a total of $75,000; 215,000 valued at $46,850 for consulting services; 50,000 valued at $8,250 for legal services; 7,600,000 valued at $519,090 to directors and a key research person for services; and 82,500 valued at $12,788 for settlement of claims relating to marketing licenses. The Company also issued unrestricted shares as follows: 2,100,673 valued at $317,003 for consulting services; 22,500 valued at $4,534 for product development efforts; 50,000 valued at $11,625 for settlement of claims related to marketing licenses; 228,932 valued at $55,053 for legal and other professional services; and 52,000 valued at $7,537 for office and clerical services.

In 2004, restricted shares issued by the Company were as follows: 750,000 for $75,000; 2,509,483 valued at $183,842 for consulting services; 1,200,000 valued at $79,719 for directors and management services; and 20,026,666 valued at $1,315,487 for marketable securities. Unrestricted shares issued were as follows: 1,690,563 valued at $229,303 for advisory services and 501,333 valued at $75,200 directly related to acquiring marketable securities. A total of 501,333 warrants (discussed below) valued at $17,547 were also issued related to acquiring the marketable securities.

The 501,333 warrants issued during 2004 (and outstanding at December 31,
2004) are exercisable at any time before June 4, 2007. As an exercise option, the holder may elect to take only the number of shares equal to the increase in the price of the Company's stock after the date of the grant without having to pay the exercise price.

The Company issued an option to a consultant to purchase $250,000 worth of stock at a 33% discount off the average bid price for the 10-day period before exercise. This option may be settled by an existing stockholder selling shares rather than by the Company issuing shares.


NOTE 14:   EARNINGS PER SHARE

Basic earnings per share has been calculated based on the weighted average common shares outstanding. A warrant to purchase 240,000 shares was outstanding at December 31, 2003. This warrant expired during 2004. As discussed above, a warrant to purchase 501,333 shares was outstanding, as well as the option to purchase $250,000 worth of stock. The shares underlying these options have not been added to outstanding common shares in a presentation of diluted earnings per share because the presentation would prove to be anti-dilutive.


NOTE 15:   RELATED PARTY TRANSACTIONS

Many of the Company's consultants have, historically, also been stockholders of the Company. This includes engineering services, marketing and financial promotion, and management and stockholder services. As mentioned above, when the Company purchased the patent, it did so with preferred stock (later converted to common). Those stockholders continued many of the development and other services that they were providing before the Company made its acquisition.

See the discussion of the granting of a license for Europe to the Company's President at Note 9 and the discussion at Note 16 regarding the aborted acquisition of National Diversified Telecom, Inc.

During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock that it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 9, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled indirectly by the Company's President. Pollution Control's voting rights are held by the Company's President. These transactions effectively transferred control of the Company to Pollution Control and to the Company's President through his control of that block of voting stock.

During July 1999, the Board approved the issuance of 420,000 shares of restricted stock to themselves and an engineering consultant for loans provided to the Company during 1998. In October 1999, the Board approved the issuance of 1,000,000 shares to themselves and the consultant in lieu of cash compensation in recognition of services provided to the Company during 1999.

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

During December 2002, members of the Board purchased 350,000 shares of restricted stock for $70,000. Additionally, Pollution Control loaned the Company $50,000 documented in a demand note bearing interest at the rate of 7% compounded monthly until repaid.

During 2003, the Board approved the issuance of 7,600,000 restricted shares to themselves and an engineering consultant as compensation for their

services in lieu of cash payments.   Loans from related parties totaled
$147,000 during 2003. These loans were documented in demand notes and bear interest at the rate of 7% compounded monthly until repaid.

In 2003, the Company generated a significant portion ($202,544) of its revenues from sales of its NOxMASTERTM product to KASI which, in turn, sold them to KSL. KSL resold the products to a third party for installation on taxicabs and buses in the U.K. The Company recognized its revenues at the first level, i.e., sales to KASI. At this point, there has been no inclusion of KASI's results of operations in the Company's financials due to cumulative losses incurred by that entity. No eliminations have taken place. This sales structure exists because of licensing arrangements discussed at Note 9.

During 2004, the Company borrowed an additional $138,015 on the same 7% compounded terms set out above. It also repaid $104,015 of these loans. The Board approved the issuance of 1,200,000 to themselves and an engineering consultant as compensation for their services in lieu of cash payments.

The Company's president is also serving as a principal officer for KleenAir Systems International Plc. in England and spends significant portions of his time pursuing the activities of those related entities.


NOTE 16:   EXTRAORDINARY LOSS ITEMS

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


NOTE 17:   ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth), a California corporation. Carbon Cloth is a manufacturer of automotive thermal management systems. Its CarbonGuardTM product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. This product generated revenues during 2003 and 2004. Its primary market at this time is environmentally mandated retrofit applications which are largely funded by governmental agencies. These agencies operate under strict annual budgets which limit the size of any given project and cause deferral of work from year to year. As the product continues to prove its viability, sales are expected to grow. It is also anticipated that there will be a synergy of sales from the combination of the Company's emission control device and Carbon Cloth's products.

This acquisition was accomplished through the issuance of common stock in exchange for all of the stock of Carbon Cloth. The results of Carbon Cloth's operations have been included in the Company's consolidated financial statements since the date of acquisition. The Company issued 833,250 restricted shares for this acquisition along with 40,000 unrestricted S-8 shares issued for services provided in the acquisition process. A portion of the acquisition agreement created an employment agreement that called for the issuance of an additional 146,750 shares as incentive commissions based on achievement of product sales. These additional shares were paid as compensation.

The purchase price was allocated to the individual assets acquired (primarily the CarbonGuardTM product) and liabilities assumed based upon their respective fair values at the date of acquisition as set forth below. Accounting rules require the recognition of deferred taxes for difference between the tax bases of the assets acquired and the amounts recorded in the consolidated books. The acquisition resulted in the addition of the following balance sheet elements as of April 30, 2002:

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


NOTE 18:   LEASE

During May 2002, the Company leased a facility containing office space and space for continuing product development and testing. This facility combined the Company's offices and testing at the same facility. The lease is a three-year noncancellable lease. The Company was required to deposit $46,200 (the last six months lease payments) with the landlord as security for the lease. The monthly lease is $7,700 plus utilities. Future minimum payments under this noncancellable lease are $30,800 at December 31, 2004. This amount includes the deposit which represents a prepayment of the rent.

NOTE 19:   CONCENTRATIONS

As mentioned in other places above, a majority of the Company's NOxMASTERTM sales have been for installation in England. In addition, during 2003, the Company sold $287,200 worth of particulate traps directly to KASI (ultimately to the Dinex Group, the entity purchasing and installing the NOxMASTERTM equipment in the U.K.). Sales of the CarbonGuardTM were also concentrated with $187,435 being sales to Johnson Mathey, Inc. during 2003. Essentially all of the sales revenue reported for 2004 were to Johnson Mathey. These concentrations are expected to continue for at least the near future until such time as the Company can obtain certifications from the CARB and EPA.


NOTE 20:   SUBSEQUENT EVENTS

In February 2005, the Company received a patent for the use of aqueous ammonia as a catalyst to reduce NOx emissions. This is an extension of its main NOxMASTERTM product.