Form 10QSB
period 2005-03-31
KLEENAIR SYSTEMS INC
filed 2005-05-20
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended MARCH 31, 2005


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                      Commission file number 033-03362-D


                            KLEENAIR SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


     State of Nevada                                    87-0431043
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification #)



           27121 Aliso Creek Road Ste 120, Aliso Viejo, CA  92656
           ------------------------------------------------------
            (Address of principal executive offices and zip code


                               (949) 831-1045
                      (Registrant's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 59,101,706 shares of common stock, $0.001 Par Value, outstanding as of April 30, 2005.


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

 Item 2.  Management's Discussion and Analysis and Plan of Operations . . 12

 Item 3:  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 16


Part II:  Other information


 Item 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 16


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Exhibits





                                     2


                      PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Aliso Viejo, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for three months ended March 31, 2005 and 2004. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of Company personnel responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year and cumulative period then ended (not presented herein); and, in our report dated March 31, 2005, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying interim consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


  /s/ ROBERT EARLY & COMPANY, P.C.
-----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

May 17, 2005

                                     3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS


                                                     March 31,    December 31,
                                                       2005           2004
                                                    ----------     ----------
                                                     Unaudited
                                   ASSETS

CURRENT ASSETS:
  Cash                                              $   29,745     $   87,696
  Accounts receivable (net)                             10,202          2,970
  Accounts receivable from related parties              38,527        105,074
  Inventory-raw materials (at cost)                     32,476         24,352
  Prepaid expenses                                      28,112         38,094
  Marketable securities (net)                          182,810        195,202
                                                    ----------     ----------
                 Total Current Assets                  321,872        453,388

PROPERTY AND EQUIPMENT (net)                           101,460        112,296

OTHER ASSETS:
  Patent license (net)                               1,448,376      1,469,076
                                                    ----------     ----------

    TOTAL ASSETS                                    $1,871,708     $2,034,760
                                                    ==========     ==========


                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  101,692     $  111,155
  Accounts payable to related parties                  147,095        149,912
  Accrued expenses                                      29,493         25,698
  Prepaid billing                                       18,165             -
  Notes payable to related entities                    226,244        231,000
  Advances from directors                               66,000         76,000
                                                    ----------     ----------
                 Total Current Liabilities             588,689        593,765
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, series A, $.001 par value
  (10,000,000 shares authorized, none outstanding)          -              -
 Common stock, $.001 par value (100,000,000 shares
  authorized, 58,101,706 and 58,100,206
  outstanding, respectively)                            58,102         58,100
 Additional paid-in capital                          9,955,864      9,955,716
 Deficit accumulated during the development stage   (8,730,947)    (8,572,821)
                                                    ----------     ----------
                 Total Stockholder's Equity          1,283,019      1,440,995
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,871,708     $2,034,760
                                                    ==========     ==========

See accompanying selected information.
                                      4

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2005 and 2004

                                                                   Cumulative
                                                                  During Devel-
                                                2005       2004   opment Stage
                                             ---------  ---------  -----------
REVENUES
  Sales                                      $   8,454  $      -   $   954,407
  Management fees                               15,750         -       126,228
  Royalties                                         -          -        25,417
                                             ---------  ---------  -----------
    Total Revenues                              24,204         -     1,106,052

  Cost of Goods Sold                             6,810         -       743,299
                                             ---------  --------   -----------
  GROSS PROFIT                                  17,394         -       362,753
                                             ---------  ---------  -----------
PRODUCT DEVELOPMENT COSTS                       19,867     25,331    1,431,554
                                             ---------  ---------  -----------
OPERATING EXPENSES:
  Personnel costs and director fees             33,260     25,643    1,463,469
  Consultants                                    6,000    193,925    3,235,846
  Professional fees                             11,250      4,435      568,509
  Office expenses                                2,190      1,199       63,220
  Depreciation                                  11,041     12,157      174,152
  Amortization of intangible assets             32,723     31,053      343,816
  Advertising and promotion                      1,005      7,202      265,727
  Rent                                          23,871     23,863      381,735
  Bad debts                                         -       5,993      221,000
  Travel                                         6,142     13,534      353,027
  Other expenses                                11,024      9,481      227,180
  Other                                             -          -       171,378
                                             ---------  ---------  -----------
      Total operating expenses                 138,506    328,485    7,469,059
                                             ---------  ---------  -----------
LOSS FROM OPERATIONS                          (140,979)  (353,816) (8,537,860)

OTHER INCOME AND (EXPENSES):
  Interest income                                   -          -         2,526
  Interest expense                              (4,755)    (5,390)     (44,348)
  Foreign exchange loss                             -      (4,715)      (7,670)
  Loss on sale of marketable securities             -     (92,747)    (101,887)
  Unrealized loss on marketable securities     (12,392)        -      (204,269)
  Amortization of discount on receivables           -          -        20,259
                                             ---------  ---------  -----------
Loss before income taxes                      (158,126)  (456,668)  (8,873,249)

  Benefit from deferred taxes                       -          -       397,852
                                             ---------  ---------  -----------
Loss Before Extraordinary Item                (158,126)  (456,668)  (8,475,397)
Extraordinary Item:
  Costs of terminated acquisition                   -          -     (255,550)
                                             ---------  ---------  -----------
Net Loss                                     $(158,126) $(456,668) $(8,730,947)
                                             =========  =========  ===========
Basic earnings per share:
 Loss Per Share Before Extraordinary Item    $   (0.00) $   (0.01) $     (0.63)
 Loss Per Share From Extraordinary Item             -          -         (0.02)
                                             ---------  ---------  -----------
    Net Loss Per Share                       $   (0.00) $   (0.01) $     (0.65)
                                             =========  =========  ===========
Weighted Average Shares Outstanding         58,100,206 35,755,619   13,519,461
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


(Continued on next page)

The accompanying notes are an integral part of these financial statements.
                                       7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/02                         -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/03                         -         -    31,422,161      31,422   8,006,296          -   (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -           -
  To officers and directors                -         -     1,200,000       1,200      78,519          -           -
  For investments                          -         -    20,527,999      20,528   1,387,706          -           -
  For services                             -         -     4,200,046       4,200     408,945          -           -
Net loss                                   -         -            -           -           -           -    (1,604,617)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/04                         -         -    58,100,206      58,100   9,955,716          -    (8,572,821)

Stock issued:
  For services                             -         -         1,500          2          148          -            -
Net loss                                   -         -            -           -           -           -      (158,126)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 03/31/05                         -   $     -    58,101,706  $   58,102  $9,955,864   $      -   $(8,730,947)
                                    =========  ========   ==========  ==========  ==========   =========  ===========



The accompanying notes are an integral part of these financial statements.
                                       8

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2005 and 2004

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  loss                                 $  (158,126) $(456,668) $(8,730,947)
 Adjustments to reconcile net loss to
  net cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  11,041     12,157      174,152
  Amortization of:
    Intangibles                                 32,723     31,053      343,816
    Prepaid expenses                            12,450        438    1,266,093
  Stock issued for services                        150     98,085    3,254,886
  Stock issued for extraordinary loss               -          -       140,550
  Deferred income taxes                             -          -     (397,852)
  Bad debts                                         -       5,993      221,000
  Loss on sale of marketable securities                    92,747      293,764
  Unrealized loss on marketable securities      12,392         -        12,392
 Changes in operating assets & liabilities:
  Accounts and note receivable                  59,315         -        64,454
  Inventory                                     (8,124)      (610)      (9,938)
  Prepaid expenses                              (2,468)   (11,500)    (269,468)
  Accounts payable and accrued expenses          9,680   (295,778)     128,515
                                           -----------  ---------  -----------
Net Cash Used by Operating Activities          (30,967)  (524,083)  (3,357,065)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                           (205)    (7,700)    (265,919)
 Patent licensing costs                        (12,023)   (19,444)    (240,789)
 Business acquisition                               -          -       (44,820)
 Proceeds from sale of stock                        -     814,408      919,268
 Notes receivable and advances                      -     (92,010)    (220,000)
                                           -----------  ---------  -----------
Net Cash Provided by/(Used in) Investing
   Activities                                  (12,228)   695,254      147,740
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                        -      25,000    2,946,826
 Capital lease obligation                           -          -         7,765
 Payments on capital lease                          -        (372)      (7,765)
 Foreign currency translation adjustment            -         745           -
 Proceeds from loans from related parties           -      25,933      431,599
 Repayments to related parties                 (14,756)        -      (139,355)
                                           -----------  ---------  -----------
Net Cash Provided/(Used) by Financing
   Activities                                  (14,756)    51,306    3,239,070
                                           -----------  ---------  -----------
Net Increase/(Decrease) in Cash                (57,951)   222,477       29,745

  Cash at Beginning of Year                     87,696     28,739           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $    29,745  $ 251,216  $    29,745
                                           ===========  =========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

     See Note 2.
                                     9

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2005
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in
Item 1 of Part 1. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           -----------  ---------  -----------
  Cash payments for:
   Interest                                $       960  $   1,615  $    14,855
   Income taxes                                     -          -            -

  Non-cash investing and financing transactions:
   Stock issued for:
    Compensation and directors fees        $        -   $      -   $ 1,417,850
    Services and prepaid services                  150     98,085    3,156,550
    Equipment                                       -          -         8,300
    Patent licensing                                -          -        14,900
    Repurchase of U.S. diesel license               -          -        62,500
    Acquisition of National Diversified
      Telecom, Inc.                                 -          -       140,550
    Sale of marketing licenses for notes
      receivable                                    -          -     1,736,558
    Acquisition of Carbon Cloth
      Technologies, Inc.                            -          -       981,514
    Uncompleted business acquisition                -          -        87,500
    Investment in marketable security               -     907,155    1,408,234


NOTE 3:   STOCK TRANSACTIONS

During the first quarter of 2005, the Company issued 1,500 unrestricted S-8 shares valued at $150 for clerical services.

NOTE 4:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first three quarters of 2004 and 2003 was $11,041 and $12,157, respectively.

   Office furniture and equipment                     $   62,277
    Test vehicles                                         28,928
    Analysis equipment                                   174,840
    Leasehold improvements                                11,682
                                                         277,727
    Accumulated depreciation                            (176,267)
                                                      ----------
    Net property and equipment                        $  101,460
                                                      ==========


NOTE 5:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

This balance consists of amounts due from the Company's affiliate in England. KleenAir Systems International, Plc (trading symbol KSIP.L) is partially owned by the Company. The Company's President also serves as Chairman of the board and President of KSIP.


NOTE 6:   MARKETABLE SECURITIES

During 2004, the Company acquired an investment in Langley Park Investments Trust in England in exchange for issuances of a large blocks of its stock. (See the financial statements for the year ended 12/31/04, Note 13.) The Langley Park investment was partially sold during 2004 and partially held at the end of the year.

The following table presents information regarding the Company's investments in marketable securities at March 31, 2005. This security is being held as a trading security.

          Aggregate cost basis                    $   387,079
          Unrealized gain/(loss)                     (204,269)
                                                  -----------
          Aggregate fair value (carrying value)   $   182,810
                                                  ===========


NOTE 7:   SUBSEQUENT EVENTS

During April 2005, the Company has issued 1,000,000 restricted shares to ServoTech Industries, Inc. for services to be performed to update the controller and other aspects of the NOxMasterTM with current technologies. Hamid Servati resigned as a director of the Company in connection with this agreement to avoid conflict of interest issues.

The Company has also moved its principle offices to a new location in Aliso Viejo, CA.

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked towards the completion of the development and testing of the NOxMasterTM technology. The Company owns U.S. Patent #5,224,346, Engine NOx Reduction System, issued in 1993, U.S. Patent #5,609,026, Engine NOx Reduction, issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

The Company has applied for additional patents related to its NOxMasterTM technology, two of which have been granted. The U.S. Patent #6,446,940 has been issued for a new emission control device, the Sonic Flow Carburetor, which atomizes fuel on gasoline powered engines, enhancing operating efficiency and reducing emissions. An additional U.S. Patent #6,499,463 has been issued for a device which atomizes diesel fuel to enhance the performance of and reduce emissions in diesel engines. Patent awards have now been confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden. Confirmation is anticipated soon for Japan, Brazil, and China.

An additional patent was issued in February 2005, U.S. Patent # 6,852,292. This patent covers the use of aqueous ammonia (ammonia dissolved in water which is typically used as household or industrial cleaner). When injected into the exhaust, this liquid solution reduces NOx in a manner similar to that of anhydrous ammonia (a gas). With these two forms of Selective Catalytic Reductant (SCR), the Company believes it is well-positioned to compete with Urea systems. Urea systems are the main alternative means of delivering ammonia into the exhaust stream.

The Company's offices are located in a 2,000 square foot facility at 27121 Aliso Creek Road, Suite 120, Aliso Viejo, CA 92656. The Company has loaned its R & D testing equipment to its strategic partner, Dinex Exhausts, Inc., which is occupying a several thousand square foot facility in the City of Industry, CA. This arrangement calls for Dinex use this equipment to conduct test and evaluations of systems to be presented to the California Air Resource Board (CARB) and the Environment Protection Agency (EPA). The Company and Dinex will jointly apply for Retrofit Verification to these agencies for certain applications of it combined technologies. KleenAir will from time to time continue to use the equipment, of which it has retained ownership, for its own exclusive testing and development programs.

As a result of an extensive test and evaluation program over the last 4 years funded by the Energy Savings Trust (EST) in England in which our product was implemented on a variety of vehicles, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories.

The Company is the only entry in the SCR category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter (SCRF) systems, which combine high levels of emission reduction for both NOx and PM (Particulate Matter) together with CO and HC, has become the sole entry for light and medium duty vehicles in a new, especially created category called SCRF, which has the highest level of funding grants. The Eminox is the only other SCRF product for heavy duty vehicles and has recently been added to the Clean Up Register. The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications, to light commercial vans, shuttle buses and heavy duty transport bus applications.

These qualifications open the door to product launches in a variety of market segments in the U.K. and, subsequently, in other European countries such as Germany and Denmark where our SCRF systems have been installed on eight buses in Copenhagen.

Through the Company's U.K. affiliate, distribution and supply agreements have been established for the KleenAir product line with Dinex A/S of Denmark and Dinex Exhaust Systems Ltd of the U.K. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles. The supply agreement will enable the Company to source product at most favored nation pricing and distribute to its own list of customers in Europe and elsewhere. The Company is in negotiation with a number of fleet operators who are considering retrofitting and upgrading vehicles to Euro 3 requirements.

During 2003 over $750,000 of system components were shipped to Dinex. However, in October 2003 the EST suspended funding due to budget problems. Funding was not reinstated until April 2004. Orders for systems for over 100 buses, worth $500,000 in Company sales, were put on hold. The Company is awaiting clarification as to whether these orders will now be funded or whether new applications have to be filed to fund these systems. As of the current date, only limited funding has been released for special programs and it is not clear whether this will include taxis. It is hoped that some of the bus applications applied for will be processed.

The Public Carriage Office (PCO) has announced a mandate for the upgrade of some 17,500 London Taxis to Euro 3 emission standards. The PCO has recently announced that the start date for this program will be delayed from January 2005 until July 2006. It is expected that there will be 3,500 upgrades for 2006, for which Company deliveries from the U.S. to Europe would need to commence during the second quarter of 2006. The estimated number for 2007 is 9,000 with a further 5,000 in 2008. The Company expects that its strategic partner Dinex will be the principal supplier of systems for this application with a net revenue potential to the Company of over $500 per vehicle.

In his post-election policy statement in July 2004, the Mayor of London, Ken Livingstone, outlined plans for a Low Emission Zone for all areas of London within the M25 Ring Road. It is estimated that this will impact 100,000 to 200,000 vehicles by the end of 2007 and a further 500,000 to 600,000 by the end of 2010. The Company's products already qualify to meet the required emission standards for such mandated upgrades and have been approved by the Energy savings Trust for such applications.

The Company has formed a consortium together with Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products Plc and Terra Nitrogen (U.K.) Ltd for the purpose of creating and supporting the infrastructure for ammonia supply, installation and maintenance. It is anticipated that a similar consortium .with the same members will be formed to handle the U.S. infrastructure once EPA and CARB Retrofit Verification has been received.

As the U.K. market is on the threshold of major commercial advances in the use of SCR for retrofit programs, such as London taxis and buses, the Company, in consultation with the Department For Transport (DFT) and Energy Savings Trust (EST), has moved to pull together all the resources necessary for a reliable, efficient and cost-effective infrastructure to support the implementation of its Selected Catalytic Reduction and Filter (SCRF) systems on a variety of vehicles for a number of different applications across the U.K..

U.S. testing continues of the NOxMasterTM Diesel Catalytic Converter together with its NOxMasterTM Ammonia Injection System to present an integrated system for the elimination of emissions from diesel powered mobile sources. The Company has received an EO certification from the California Air Resources Board (CARB) for off- road and stationary engine applications, which will enable it to commence sales of its products in California.

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy-duty vehicles using its NOxMasterTM NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of our Oxidizing Particulate Trap (OPT) with the NOxMasterTM for both high particulate reduction as well as high NOx reduction. However, the Company has negotiated an arrangement with the EPA and CARB for a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time. The actual Retrofit Verification Program should now commence during the first quarter of 2006.

The Company's wholly owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth), of Malibu, California, is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, that has enabled development of the CarbonGuardTM, a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems.

At present the CarbonGuardTM is used to enhance the effectiveness of particulate filters. These filters need to maintain 300 degrees centigrade for 30% of a vehicle's operating time otherwise the filters clog and create back pressure. Wherever particulate filters are currently installed, estimated to be at least 30,000 units at present, the CarbonGuardTM can improve performance and save maintenance expense. Filter technology has come to prominence recently as both the Environmental Protection Agency (EPA) and the California Air Resource Board (CARB) have determined that particulates from vehicle emissions are a serious public health problem.

The CarbonGuardTM is already installed on over 1,000 New York City Transit Authority buses as enhancements for the operating efficiency of its installed base of particulate traps. It has been selected as a sole source product for this application.

The Company is continuing its sales activities on behalf of the SOBRISTM system under an agency agreement signed in July 2002 with ServoTech Industries, Inc. ServoTech is a licensee of Ford Motor Company on SCR injection technology. Its SOBRISTM product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. Dr. Hamid Servati, President of ServoTech a significant shareholder in the Company.

Once significant production and sales begin, the Company anticipates employing initially 15 to 20 employees, primarily in management, technical and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

The Company's U.K. affiliate, KleenAir Systems International Plc, successfully raised approximately $1,500,000 in private equity funding during 2004. This funding diluted the Company's ownership interest from 30% to approximately 23%. The funding strategy is designed to provide the working capital necessary to fully exploit the commercialization opportunities in Europe for the Company's products.


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

                                    KLEENAIR SYSTEMS, INC.

Date:   May 20, 2005                 /s/ LIONEL SIMONS
                                    -----------------------------------
                                    By: Lionel Simons, President,
                                    Secretary, Principal Accounting Officer,
                                    and Principal Financial Officer