Form 10QSB
period 2005-06-30
KLEENAIR SYSTEMS INC
filed 2005-08-22
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2005


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                    Commission file number 033-03362-D



                          KLEENAIR SYSTEMS, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


       State of Nevada                                    87-0431043
   -------------------------------                      ----------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification #)



          27121 Aliso Creek Road Ste 120, Aliso Viejo, CA  92656
          ------------------------------------------------------
                 (Address of principal executive offices)


                              (949) 831-1045
                      -------------------------------
                      (Registrant's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 60,543,923 shares of common stock, $0.001 Par Value, outstanding as of July 30, 2005.


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

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements




     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors,
KleenAir Systems, Inc.
Aliso Viejo, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended June 30, 2005 and 2004. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through June 30, 2005. These financial statements are the responsibility of the Company's management.

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


  /s/ ROBERT EARLY & COMPANY, P.C.
-----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

August 17, 2005

                                     3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS


                                                     June 30,     December 31,
                                                       2005           2004
                                                    ----------     ----------
                                                     Unaudited
                                   ASSETS

CURRENT ASSETS:
  Cash                                              $   57,527     $   87,696
  Accounts receivable (net)                             14,801          2,970
  Accounts receivable from related parties              27,579        105,074
  Inventory-raw materials (at cost)                     24,503         24,352
  Prepaid expenses                                      14,407         38,094
  Marketable securities (net)                           96,995        195,202
                                                    ----------     ----------
        Total Current Assets                           235,812        453,388

PROPERTY AND EQUIPMENT (net)                            76,654        112,296

OTHER ASSETS:
  Patent license (net)                               1,420,614      1,469,076
                                                    ----------     ----------

    TOTAL ASSETS                                    $1,733,080     $2,034,760
                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  121,109     $  111,155
  Accounts payable to related parties                  176,845        149,912
  Accrued expenses                                      33,570         25,698
  Notes payable to related entities                    226,244        231,000
  Advances from directors                               68,922         76,000
                                                    ----------     ----------
    Total Current Liabilities                          626,690        593,765
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value
   (10,000,000shares authorized, none
   outstanding)                                             -              -
  Common stock, $.001 par value (100,000,000
   shares authorized, 60,104,706 and 58,100,206
   outstanding, respectively)                           60,105         58,100
  Additional paid-in capital                        10,003,101      9,955,716
  Deficit accumulated during the development stage  (8,956,816)    (8,572,821)
                                                    ----------     ----------
                 Total Stockholder's Equity          1,106,390      1,440,995
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,733,080     $2,034,760
                                                    ==========     ==========

See accompanying selected information.
                                      4

                            KLEENAIR SYSTEMS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For Three and Six Months Ended June 30, 2005 and 2004
                                                                                                 Cumulative
                                                  Three Months             Six Months           During Devel-
                                               2005        2004         2005       2004         opment Stage
                                            ----------  ----------   ----------  ----------     ------------
REVENUES                                    $   40,930  $    4,319   $   49,384  $    4,319     $  1,020,754
  Cost of goods sold                            32,814       9,359       39,624       9,359          776,113
                                            ----------  ----------   ----------  ----------     ------------
                             Gross Profit        8,116      (5,040)       9,760      (5,040)         244,641
                                            ----------  ----------   ----------  ----------     ------------
PRODUCT DEVELOPMENT COSTS                       20,853      20,853       72,390      85,063        1,484,077
                                            ----------  ----------   ----------  ----------     ------------
OPERATING EXPENSES:
  Personnel costs and director fees             32,310      96,645       65,570     122,288        1,495,779
  Consultants                                    6,250     197,554       12,250     391,479        3,242,096
  Professional fees                             14,242      28,538       25,492      32,973          582,751
  Office expenses                                 2486       2,426        4,676       3,625           65,706
  Depreciation                                   9,125      12,338       20,166      24,495          183,277
  Amortization of intangible assets             32,575      31,454       65,298      62,507          376,391
  Advertising and promotion                        685      (2,112)       1,690        5090          266,412
  Rent                                          13,751      22,885       37,622      46,748          395,486
  Travel                                        18,654      34,597       24,796      48,131          371,681
  Other expenses                                28,238      16,065       39,262      25,546          255,418
  Bad debts                                         -           -            -        5,993          221,000
  Unknown sources prior to current ownership        -           -            -           -           171,378
                                            ----------  ----------   ----------  ----------     ------------
      Total operating expenses                 158,316     440,390      296,822     768,875        7,627,375
                                            ----------  ----------   ----------  ----------     ------------

(LOSS) FROM OPERATIONS                        (171,053)   (466,283)    (359,452)   (858,978)      (8,866,811)

OTHER INCOME AND (EXPENSES):
  Interest income                                   -           -            -           -             2,526
  Interest expense                              (4,725)     (4,878)      (9,480)    (10,268)         (49,073)
  Management fees                               15,750          -        31,500          -           141,978
  Foreign exchange loss                             -           -            -       (4,715)          (7,670)
  Unrealized gain/(loss) on
    marketable securities                       44,461          -        32,069          -          (159,808)
  Loss on sale of stock                        (78,632)         -       (78,632)    (92,747)        (180,519)
  Amortization of discount on receivables           -           -            -           -            20,259
                                            ----------  ----------   ----------  ----------     ------------
(Loss) before income taxes                    (194,199)   (471,161)    (383,995)   (966,708)      (9,099,118)

  Benefit from deferred taxes                       -           -            -           -           397,852
                                            ----------  ----------   ----------  ----------     ------------
(Loss) Before Extraordinary Item              (194,199)   (471,161)    (383,995)   (966,708)      (8,701,266)

Extraordinary Item:
  Costs of terminated acquisition                   -           -            -           -          (255,550)
                                            ----------  ----------   ----------  ----------     ------------

Net (Loss)                                  $ (194,199) $ (471,161)  $ (383,995) $ (966,708)    $ (8,956,816)
                                            ==========  ==========   ==========  ==========     ============

Basic and Diluted Earnings Per Share:
 (Loss) per share before extraordinary item $    (0.00) $    (0.01)  $    (0.01) $    (0.02)    $      (0.60)
 (Loss) per share from extraordinary item           -           -            -           -             (0.02)
                                            ----------  ----------   ----------  ----------     ------------
   Net (Loss) Per Share                     $    (0.00) $    (0.01)  $    (0.01) $    (0.02)    $      (0.61)
                                            ==========  ==========   ==========  ==========     ============

Weighted Average Shares Outstanding         59,046,761  43,800,847   58,576,098  39,778,233       14,600,051
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

(Continued on next page)

See accompanying selected information.
                                       7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/02                         -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------
BALANCES, 12/31/03                         -         -    31,422,161      31,422   8,006,296          -    (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750       74,250         -           -
  To officers and directors                -         -     1,200,000       1,200       78,519         -           -
  For investments                          -         -    20,527,999      20,528    1,387,706         -           -
  For services                             -         -     4,200,046       4,200      408,945         -           -
Net loss                                   -         -            -           -            -          -    (1,604,617)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------
BALANCES, 12/31/04                         -         -    58,100,206      58,100    9,955,716         -    (8,572,821)

Stock issued:
  For cash                                 -         -     1,000,000       1,000       24,000         -            -
  For services                             -         -     1,004,500       1,005       23,385         -            -
Net loss                                   -         -            -           -            -          -      (383,995)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------
BALANCES, 06/30/05                         -   $     -    60,104,706  $   60,105  $10,003,101  $      -   $(8,956,816)
                                    =========  ========   ==========  ==========  ===========  =========  ===========


See accompanying selected information.
                                       8

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2005 and 2004

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           -----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $  (383,995) $(966,708) $(8,956,816)
 Adjustments to reconcile net loss to net
  cash provided by operations:
  Losses prior to current ownership                 -          -       151,518
  Depreciation                                  20,166     24,495      183,277
  Amortization of:
   Intangibles                                  65,297     62,508      376,390
   Prepaid expenses                             12,450      5,425    1,266,093
  Stock issued for services                     24,390    364,048    3,279,126
  Stock issued for extraordinary loss               -          -       140,550
  Deferred income taxes                             -          -      (397,852)
  Bad debts                                         -       5,993      221,000
  Loss on disposition of assets                  7,431         -         7,431
  Loss on sale of marketable securities         78,631     92,747      372,395
  Unrealized loss/(gain) on marketable
    securities                                 (32,069)        -       (32,069)
 Changes in operating assets and liabilities:
  Accounts and note receivable                  65,664    (36,318)      70,803
  Inventory                                       (151)      (870)      (1,965)
  Prepaid expenses                              11,237    (11,000)    (255,763)
  Accounts payable and accrued expenses         44,759   (253,923)     163,594
                                           -----------  ---------  -----------
Net Cash Used by Operating Activities          (86,190)  (713,603)  (3,412,288)
                                           -----------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                         (1,705)    (8,276)    (267,419)
 Patent licensing costs                        (16,835)   (26,897)    (245,601)
 Proceeds from disposition of assets             9,750         -         9,750
 Business acquisition                               -          -       (44,820)
 Proceeds from sale of stock                    51,645    814,408      970,913
 Notes receivable and advances                      -    (105,206)    (220,000)
                                           -----------  ---------  -----------
Net Cash Provided/(Used) by Investing
   Activities                                   42,855    674,029      202,823
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                    25,000     75,000    2,971,826
 Capital lease obligation                           -          -         7,765
 Payments on capital lease                          -        (372)      (7,765)
 Foreign currency translation adjustment            -         745           -
 Proceeds from loans from related parties        2,922     21,000      434,521
 Advances from directors                            -       4,933           -
 Repayments to related parties                 (14,756)   (36,436)    (139,355)
                                           -----------  ---------  -----------
Net Cash Provided/(Used) by Financing
   Activities                                   13,166     64,870    3,266,992
                                           -----------  ---------  -----------
   Net Increase/(Decrease) in Cash             (30,169)    25,296       57,527

  Cash at Beginning of Year                     87,696     28,739           -
                                           -----------  ---------  -----------
CASH AT END OF PERIOD                      $    57,527  $  54,035  $    57,527
                                           ===========  =========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

     See Note 2.

See accompanying selected information.
                                     9

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2005
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           -----------  ---------  -----------
Cash payments for:
  Interest                                 $     1,608  $   3,431  $    15,503
  Income taxes                                      -          -            -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors' fees         $        -   $  79,545  $ 1,417,850
  Services and prepaid services                 24,390    284,503    3,180,790
  Equipment                                         -          -         8,300
  Patent licensing                                  -          -        14,900
  Repurchase of U.S. diesel license                 -          -        62,500
  Acquisition of National Diversified
    Telecom, Inc.                                   -          -       140,550
  Sale of marketing licenses for notes
    receivable                                      -          -     1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                              -          -       981,514
  Uncompleted business acquisition                  -          -        87,500
  Investment in marketable security                 -     907,155    1,408,234


NOTE 3:   STOCK TRANSACTIONS

During the first quarter of 2005, the Company issued 1,500 unrestricted S-8 common shares valued at $150 for clerical services.

During the second quarter of 2005, the Company issued 1,000,000 restricted common shares valued at $24,000 to Servotech for product development costs. Another 3,000 unrestricted S-8 common shares valued at $240 were issued for clerical services. An investor purchased 1,000,000 restricted common shares for $25,000.


NOTE 4:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first two quarters of 2005 and 2004 was $20,166 and $24,495, respectively.

        Office furniture and equipment                $   61,814
        Test vehicles                                     28,928
        Analysis equipment                               162,208
                                                      ----------
                                                         252,950
        Accumulated depreciation                        (176,296)
                                                      ----------

        Net property and equipment                    $   76,654
                                                      ==========

During the second quarter of 2005, the Company reached the end of its lease and moved its offices. As part of the move, certain fixed assets were sold or otherwise disposed of. Proceeds from the sales totaled $9,750. The cost of the assets sold and disposed of totaled $26,277 and accumulated depreciation on these assets totaled $9,096.


NOTE 5:   ACCOUNTS RECEIVABLE FROM RELATED PARTIES

Accounts receivable from related parties consists of amounts due from the Company's affiliate in England. KleenAir Systems International, Plc (trading symbol KSIP.L) is partially owned by the Company. The Company's President also serves as Chairman of the board and President of KSIP.


NOTE 6:   MARKETABLE SECURITIES

During 2004, the Company acquired an investment in Langley Park Investments Trust in England in exchange for the issuance of a large block of its stock. (See the financial statements for the year ended 12/31/04, Note 13.) The Langley Park investment was partially sold during 2004 and partially held at the end of the year.

During the second quarter of 2005, the Company sold an additional block of these shares and received proceeds of $51,645. A net loss of $9,964 was recognized after adjusting for previous unrealized losses.

The following table presents information regarding the Company's investments in marketable securities at June 30, 2005. This security is being held as a trading security.

     Aggregate cost basis                             $  256,803
     Unrealized gain/(loss)                             (159,808)

     Aggregate fair value (carrying value)            $   44,461

Item 2. Management's Discussion and Plan of Operation


RESULTS OF OPERATIONS

Revenues for the three month period of the second quarter of 2005 were $40,930 compared to $4,319 with cost of goods sold at $32,814 and $9,359 respectively for the same period last year. Revenue for the first six months amounted to $49,384 compared to $4,319 during the first six months of 2004, with cost of goods at $39,624 and $9,359. This revenue was primarily related to sales of Carbon Cloth Technology with more units being installed on New York City Transit buses.

Gross profit for the quarter was $8,116 compared to a loss of $5,040 last year and for the year-to-date was $9,760 compared to a loss of $5,040 for the same period in the previous year.

Operating expenses for the 2nd quarter of 2005 were reduced from $296,822 in 2004 to $158,316 in 2005. For the six month period expenses have been reduced from $768,875 to $440,390. The main areas of saving have been in consultant fees and rent. As of April, the company moved into smaller facilities and moved its dynamometer and testing equipment into a Dinex facility where the two companies can share our testing capability.

Loss for the quarter was down from $383,995 in 2004 to $194,199 for 2005. For the year-to-date the cumulative loss has been $383,995, down from a loss of $966,708 in the same period last year.


LIQUIDITY AND SOURCE OF CAPITAL

The Company has continued to make private placements of stock to meet its working capital needs and has arrangements in place to sell more stock as and when needed. It has also sold part of its stock in Langley Park Investment Trust in London, the proceeds from which have been utilized to meet current working capital requirements. In addition, various officers and directors have made short-term loans to the company as needed. In 2004, private placements plus the sale of the Company's investment in Jubilee Investment Trust met the working capital requirement for the year in the absence of cash generated from sales revenue.


GENERAL DISCUSSION AND PLAN OF OPERATIONS

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

Since acquiring the patent in 1995, the Company has been a developmental stage company and has worked toward the completion of the development and testing of the NOxMaster(TM) technology. The Company owns U.S. Patent #5,224,346 - Engine NOx Reduction System issued in 1993 and U.S. Patent #5,609,026 - Engine NOx Reduction issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company has applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

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

The Company occupies 2,000 square foot facility at 27121 Aliso Creek Road, Suite 120, Aliso Viejo, CA 92656. The Company has loaned its R & D testing equipment to its strategic partner, Dinex Exhausts, Inc., which is occupying a several thousand square foot facility in the City of Industry. The arrangement calls for Dinex to conduct tests and evaluations on this equipment of systems to be presented to the California Air Resource Board
(CARB) and the Environment Protection Agency (EPA). The Company and Dinex will jointly apply for Retrofit Verification to these agencies for certain applications of it technology. KleenAir will, from time to time, continue to use the equipment, of which it has retained ownership, for its own exclusive testing and development programs.

As a result of an extensive test and evaluation program funded by the Energy Savings Trust (EST) and implemented on a variety of vehicles over the last four years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories.

The Company is the only entry in the SCR category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter (SCRF) systems, which combine high levels of emission reduction for both NOx and PM (particulates) together with CO and HC, has become the sole entry for light and medium duty vehicles in a new especially-created category called SCRF, which has the highest level of funding grants. The Eminox is the only other SCRF product for heavy duty and has recently been added to the Clean Up. The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications, to light commercial vans, shuttle buses and heavy duty bus transport applications.

This opens the door to product launches in a variety of market segments in the UK, and subsequently in other European countries such as Germany and Denmark, where SCRF systems have been installed on eight buses in Copenhagen.

Distribution and supply agreements have been concluded through the Company's U.K. affiliate with Dinex A/S of Denmark and Dinex Exhaust

Systems Ltd of the U.K. for the KleenAir product line. Dinex specializes in after-market sales of particulate filters, silencers and exhaust system components for medium and heavy-duty diesel-powered vehicles. The supply agreement will enable the Company to source product at most favored nation pricing and distribute to its own list of customers in Europe and elsewhere. The Company is in negotiation with a number of fleet operators with a view to retrofitting and upgrading vehicles to Euro 3 requirements.

Distribution and supply agreements for the KleenAir product line have been concluded with Dinex Exhaust Systems, Inc., a wholly owned US subsidiary of Dinex A/S of Denmark, with which the Company has European distributorship and supply agreements. It is expected that Dinex will be applying for CARB and EPA Retrofit Verification Programs for various types and sizes of vehicles for both NOx and particulate reduction.

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

The Public Carriage Office (PCO) has announced a mandate for the upgrade of some 17,500 London Taxis to Euro 3 emission standards. The PCO has recently announced that the start date for this program will be delayed from January 2005 until July 2006. It is expected that there will be 3,500 upgrades for 2006, for which Company deliveries from the US to Europe would need to commence during the first quarter of 2005. The estimated number for 2007 is 9,000 with a further 5,000 in 2008. The Company expects that its strategic partner Dinex will be the principal supplier of systems for this application with a net revenue potential to the Company of over $500 per vehicle.

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

The Company has formed a consortium together with Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products Plc and Terra Nitrogen(UK) Ltd for the purpose of creating and supporting the infrastructure for ammonia supply, installation and maintenance. It is anticipated that a similar consortium with the same members will be formed to handle the US infrastructure once EPA and CARB Retrofit Verification has been received.

As the UK market is on the threshold of major commercial advances in the use of SCR for retrofit programs, such as London taxis and buses, the Company, in consultation with the Department For Transport (DFT) and Energy Savings Trust (EST), has moved to pull together all the resources necessary for a reliable, efficient and cost-effective infrastructure to support the implementation of its Selected Catalytic Reduction and Filter (SCRF) systems on a variety of vehicles for a number of different applications across the UK.

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

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy-duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. However,
the Company has negotiated an arrangement with the    EPA and CARB for a
single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time. The actual Retrofit Verification Program should now commence during the first quarter of 2006.

The Company's wholly-owned subsidiary, Carbon Cloth Technologies, Inc.(Carbon Cloth), of Malibu, California, is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, that has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems.

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

Once production and sales begin, the Company anticipates initially employing 15 to 20 employees, primarily in management, technical, and administrative capacities. The Company is actively seeking sources of funding for its operating capital requirements both to complete its test and evaluation programs and to support initial sales and production.

The Company is negotiating potential licensing and other commercial arrangements with certain international companies in the automotive industry, subject to completion of satisfactory test and evaluation programs.

The UK affiliate, KleenAir Systems International Plc, has successfully raised approximately $1,500,000 in private equity funding. This funding diluted the Company's ownership interest to approximately 23%. The funding strategy is designed to provide the working capital necessary to fully exploit the commercialization opportunity in Europe for the Company's products.

In June 2005, the Company signed with Airtek, Inc. of Habart, IN, an exclusive distribution agreement for China of certain products of its CATCO catalyst manufacturing wholly owned subsidiary. It also signed a contract with Chongqing Qinchuan Industrial Group requiring the purchase of 150,000 catalysts and substrates over a three-year period, with a value amounting to approximately $10,000,000.


OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, the Company had no off-balance sheet arrangements.


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

                                   KLEENAIR SYSTEMS, INC.

Date:   August 22, 2005             /s/ LIONEL SIMONS
                                   -----------------------------------
                                   By: Lionel Simons, President,
                                   Secretary, Principal Accounting Officer, and
                                   Principal Financial Officer