Form 10QSB
period 2005-09-30
KLEENAIR SYSTEMS INC
filed 2005-12-14
CIK 789885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 2005


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


      There were 62,351,406 shares of common stock, $0.001 Par Value, outstanding as of September 30, 2005.



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

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements


        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors,
KleenAir Systems, Inc.
Aliso Viejo, CA

We have reviewed the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage enterprise) (the "Company") as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended September 30, 2005 and 2004. We have also reviewed the cumulative statements of operations, stockholders' equity and cash flows for the period from January 1, 1995 through September 30, 2005. These financial statements are the responsibility of the Company's management.

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



  /s/ ROBERT EARLY & COMPANY, P.C.
----------------------------------
Robert Early & Company, P.C.
Abilene, Texas

December 12, 2005

                                     3

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                       2005           2004
                                                    ----------     ----------
                                                     Unaudited
                                   ASSETS
CURRENT ASSETS:
    Cash                                            $   18,986     $   87,696
    Accounts receivable (net)                           10,202          2,970
    Accounts receivable from related parties           211,309        105,074
    Inventory-raw materials (at cost)                   24,503         24,352
    Prepaid expenses                                    20,207         38,094
    Marketable securities (net)                        119,215        195,202
                                                    ----------     ----------
      Total Current Assets                             404,422        453,388

PROPERTY AND EQUIPMENT (net)                            70,613        112,296

OTHER ASSETS:
    Patent license (net)                             1,215,413      1,469,076
                                                    ----------     ----------

    TOTAL ASSETS                                    $1,690,448     $2,034,760
                                                    ==========     ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $   92,909     $  111,155
    Accounts payable to related parties                145,345        149,912
    Accrued expenses                                    37,350         25,698
    Deposits from customers                             50,000             -
    Notes payable to related entities                  220,000        231,000
    Advances from directors                             68,922         76,000
                                                    ----------     ----------
      Total Current Liabilities                        614,526        593,765

STOCKHOLDERS' EQUITY:
  Preferred stock, series A, $.001 par value (
  10,000,000 shares authorized, none outstanding)           -              -
  Common stock, $.001 par value (100,000,000
  shares authorized, 62,351,406 and 58,100,206
  outstanding, respectively)                            62,351         58,100
  Additional paid-in capital                        10,063,159      9,955,716
  Deficit accumulated during the development stage  (9,049,588)    (8,572,821)
                                                    ----------     ----------
      Total Stockholders' Equity                     1,075,922      1,440,995
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,690,448     $2,034,760
                                                    ==========     ==========

See accompanying selected information.
                                     4

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended September 30, 2005 and 2004
                                                                                                 Cumulative
                                                  Three Months             Nine Months          During Devel-
                                               2005        2004         2005        2004        opment Stage
                                            ----------  ----------   ----------  -----------    ------------
REVENUES                                    $       -   $   36,676   $   49,384  $    40,995    $  1,020,754
  Cost of goods sold                             1,572      23,086       41,196       32,445        777,685
                                            ----------  ----------   ----------  -----------    ------------
      Gross Profit                              (1,572)     13,590        8,188        8,550         243,069
                                            ----------  ----------   ----------  -----------    ------------
PRODUCT DEVELOPMENT COSTS                       12,320      35,914       84,710      120,977       1,496,397
                                            ----------  ----------   ----------  -----------    ------------
OPERATING EXPENSES:
  Personnel costs and director fees             22,120      17,911       87,690      140,199       1,517,899
  Consultants                                   (4,000)     93,713        8,250      485,192       3,238,096
  Professional fees                             35,772      16,376       61,264       49,349         618,523
  Office expenses                                1,329       1,860        6,005        5,485          67,035
  Depreciation                                   8,809      12,341       28,975       36,836         192,086
  Amortization of intangible assets             27,417      32,914       92,715       95,421         403,808
  Advertising and promotion                      1,508       2,966        3,198        8,056         267,920
  Rent                                          10,085      27,942       47,707       74,690         405,571
  Travel                                         8,906      12,788       33,702       60,919         380,587
  Other expenses                                (7,604)     13,072       31,658       38,618         247,814
  Bad debts                                         -       (4,993)          -         1,000         221,000
  Other                                             -           -            -            -          171,378
                                            ----------  ----------   ----------  -----------    ------------
      Total operating expenses                 104,342     226,890      401,164      995,765       7,731,717
                                            ----------  ----------   ----------  -----------    ------------
(LOSS) FROM OPERATIONS                        (118,234)   (249,214)    (477,686)  (1,108,192)     (8,985,045)

OTHER INCOME AND (EXPENSES):
  Interest income                                   -           -            -            -            2,526
  Interest expense                              (4,834)     (4,706)     (14,314)     (14,974)        (53,907)
  Management fees                               15,750          -        47,250           -          157,728
  Foreign exchange loss                             -           -            -        (4,715)         (7,670)
  Unrealized gain/(loss) on
    marketable securities                       22,220          -        54,289           -         (137,588)
  Loss on disposition of assets                 (7,674)         -        (7,674)          -           (7,674)
  Loss on sale of stock                             -           -       (78,632)     (92,747)       (180,519)
  Amortization of discount on receivables           -           -            -            -           20,259
                                            ----------  ----------   ----------  -----------    ------------
(Loss) before income taxes                     (92,772)   (253,920)    (476,767)  (1,220,628)     (9,191,890)
  Benefit from deferred taxes                       -           -            -            -          397,852
                                            ----------  ----------   ----------  -----------    ------------
(Loss) Before Extraordinary Item               (92,772)   (253,920)    (476,767)  (1,220,628)     (8,794,038)
Extraordinary Item:
  Costs of terminated acquisition                   -           -            -            -         (255,550)
                                            ----------  ----------   ----------  -----------    ------------
Net (Loss)                                   $ (92,772) $ (253,920)  $ (476,767) $(1,220,628)   $ (9,049,588)
                                            ==========  ==========   ==========  ===========    ============
Basic and Diluted Earnings Per Share:
 (Loss) per share before extraordinary item $    (0.00) $    (0.00)  $    (0.01) $     (0.03)   $      (0.56)
 (Loss) per share from extraordinary item           -           -            -            -            (0.02)
                                            ----------  ----------   ----------  -----------    ------------
    Net (Loss) Per Share                    $    (0.00) $    (0.00)  $    (0.01) $     (0.03)   $      (0.58)
                                            ==========  ==========   ==========  ===========    ============

Weighted Average Shares Outstanding         61,593,382  52,141,770   59,592,912   43,929,493      15,701,270
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

(Continued on next page)

See accompanying selected information.
                                       7

                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Continued from previous page)
                                                                                                          Accumulated
                                                                                  Additional   Unearned  Deficit During
                                     Preferred Stock           Common Stock        Paid-In      Compen-   Development
                                      Shares    Amount      Shares     Amount      Capital      sation       Stage
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
Stock issued:  For cash                    -   $     -     2,804,545  $    2,805  $1,717,195   $      -   $        -
  For services                             -         -     1,201,692       1,202     404,232          -            -
  For Acquisition of Carbon Cloth          -         -       873,250         873     968,434          -            -
Contributed inventory                      -         -            -           -       12,207          -            -
Net loss                                   -         -            -           -           -           -    (1,119,045)
                                    ---------  --------   ----------  ----------  ----------   ---------  -----------
BALANCES, 12/31/02                         -         -    20,270,556      20,271   6,959,717          -    (4,820,907)

Stock issued:
  For cash                                 -         -       750,000         750      74,250          -            -
  To officers and directors                -         -     7,600,000       7,600     511,490          -            -
  For services                             -         -     2,801,605       2,801     460,839          -            -
Net loss                                   -         -            -           -           -           -    (2,147,297)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------
BALANCES, 12/31/03                         -         -    31,422,161      31,422   8,006,296          -    (6,968,204)

Stock issued:
  For cash                                 -         -       750,000         750       74,250         -           -
  To officers and directors                -         -     1,200,000       1,200       78,519         -           -
  For investments                          -         -    20,527,999      20,528    1,387,706         -           -
  For services                             -         -     4,200,046       4,200      408,945         -           -
Net loss                                   -         -            -           -            -          -    (1,604,617)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------
BALANCES, 12/31/04                         -         -    58,100,206      58,100    9,955,716         -    (8,572,821)

Stock issued:
  For cash                                 -         -     3,000,000       3,000       72,000         -            -
  For services                             -         -     1,251,200       1,251       35,443         -            -
Net loss                                   -         -            -           -            -          -      (476,767)
                                    ---------  --------   ----------  ----------  -----------  ---------  -----------

BALANCES, 09/30/05                         -   $     -    62,351,406  $   62,351  $10,063,159  $      -   $(9,049,588)
                                    =========  ========   ==========  ==========  ===========  =========  ===========

See accompanying selected information.
                                       8

                           KLEENAIR SYSTEMS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2005 and 2004

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           ----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (476,767) $(1,220,628)$(9,049,588)
 Adjustments to reconcile net loss to net
 cash provided by operations:
  Losses prior to current ownership                -            -      151,518
  Depreciation                                 28,975       36,836     192,086
  Amortization of intangibles                  92,714       95,421     403,807
  Amortization of prepaid expenses             12,450       15,908   1,266,093
  Stock issued for services                    36,695      472,483   3,291,431
  Stock issued for extraordinary loss              -            -      140,550
  Deferred income taxes                            -            -     (397,852)
  Bad debts                                        -         1,000     221,000
  Loss on disposition of assets                 7,674           -        7,674
  Loss on sale of marketable securities        78,631       92,747     180,518
  Unrealized loss/(gain) on marketable
    securities                                (54,289)          -      137,588
 Changes in operating assets and liabilities:
  Accounts and note receivable                 66,743      (51,393)     71,882
  Inventory                                      (151)      19,633      (1,965)
  Prepaid expenses                              5,437      (15,500)   (261,563)
  Accounts payable and accrued expenses       (11,161)    (224,117)    107,674
  Customer deposit                             50,000           -       50,000
                                           ----------  -----------  ----------
Net Cash Used by Operating Activities        (163,049)    (777,610) (3,489,147)
                                           ----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                        (4,473)      (8,276)   (270,187)
 Patent licensing costs                       (19,505)     (47,347)   (248,271)
 Proceeds from disposition of assets            9,750           -        9,750
 Business acquisition                              -            -      (44,820)
 Proceeds from sale of stock                   51,645      814,408     970,913
 Notes receivable and advances                     -      (105,206)   (220,000)
                                           ----------  -----------  ----------
Net Cash Provided/(Used) by Investing
   Activities                                  37,417      653,579     197,385
                                           ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuing stock                   75,000       75,000   3,021,826
 Capital lease obligation                          -            -        7,765
 Payments on capital lease                         -          (372)     (7,765)
 Foreign currency translation adjustment           -           745          -
 Proceeds from loans from related parties       2,922       91,000     434,521
 Advances from directors                           -        37,590          -
 Repayments to related parties                (21,000)     (95,503)   (145,599)
                                           ----------  -----------  ----------
Net Cash Provided/(Used) by Financing
   Activities                                  56,922      108,460   3,310,748
                                           ----------  -----------  ----------
Net Increase/(Decrease) in Cash               (68,710)     (15,571)     18,986

 Cash at Beginning of Year                     87,696       28,739          -
                                           ----------  -----------  ----------
CASH AT END OF PERIOD                      $   18,986  $    13,168  $   18,986
                                           ==========  ===========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

     See Note 2.


See accompanying selected information.
                                     9

                           KLEENAIR SYSTEMS, INC.
                      (A Development Stage Enterprise)
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2005
                                (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in
Item 1 of Part 1. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2:   SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                                   Cumulative
                                                                  During Devel-
                                               2005        2004   opment Stage
                                           ----------  ----------- -----------
Cash payments for:
   Interest                                $    2,662  $     4,612 $    16,557
   Income taxes                                    -            -           -

Non-cash investing and financing transactions:
 Stock issued for:
  Compensation and directors' fees         $       -   $    79,985 $ 1,417,850
  Services and prepaid services                36,695      392,498   3,193,095
  Equipment                                        -            -        8,300
  Patent licensing                                 -            -       14,900
  Repurchase of U.S. diesel license                -            -       62,500
  Acquisition of National Diversified
    Telecom, Inc.                                  -            -      140,550
  Sale of marketing licenses for notes
    receivable                                     -            -    1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                             -            -      981,514
  Uncompleted business acquisition                 -            -       87,500
  Investment in marketable security                -     1,408,324   1,408,234

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

During the third quarter of 2005, an investor purchased 2,000,000 restricted common shares for $50,000. The Company also issued 243,700 restricted common shares in payment of $12,185 in legal fees and 3,000 unrestricted S-8 common shares valued at $120 for clerical services.


NOTE 4:  PROPERTY AND EQUIPMENT

The Company has purchased testing equipment, test vehicles, and office equipment and furniture as presented in the following table. Depreciation expense for the first two quarters of 2005 and 2004 was $28,975 and $36,836, respectively.

    Office furniture and equipment                     $   62,358
    Test vehicles                                          28,928
    Analysis equipment                                    164,432
                                                       ----------
                                                          255,718
    Accumulated depreciation                             (185,105)
                                                       ----------
    Net property and equipment                         $   70,613
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

During the third quarter, the Company sold the primary rights to its diesel NOxMaster (TM) to KSIP in exchange for $180,210 to be paid out of a public offering being arranged by KSIP. See Note 7 for additional discussion.


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

     Aggregate cost basis                                $  256,803
     Unrealized gain/(loss)                                (137,588)

     Aggregate fair value (carrying value)               $  119,215


NOTE 7: SALE OF PATENT RIGHTS

During the third quarter, as mention above, the Company entered into an agreement to sell the primary rights to the patents related to the diesel version of its NOxMaster (TM) technology to its British affiliate. The Company retained its 8% royalty for sales of products related to this technology and received a license to market products within the North American continent.

This transaction has resulted in recognizing the sale through recording the receivable and removing patent cost of $226,101 and accumulated patent amortization of $45,607, for a net gain of $156.


NOTE 8: PLANNED TRANSACTIONS

During the third quarter, the Company entered into agreements to purchase two privately held, commonly-controlled entities. Although these agreements were announced, they were never consummated and are no longer valid agreements.

Item 2. Management's Discussion and Plan of Operation


RESULTS OF OPERATIONS

Revenues for the three months of the third quarter of 2005 were $0 compared to $36,676 with cost of goods sold at $1,572 and $23,086, respectively, for the same period last year. Revenue for the first nine months amounted to $49,384 compared to $40,995 during the first nine months of 2004, with cost of goods at $41,196 and $32,445. This revenue was primarily related to sales of Carbon Cloth Technology's CarbonGuard(TM) with more units being installed on New York City Transit buses and also sales to Ferrari Motor Company of Italy.

Gross profit for the quarter was ($1,572) compared to a gross profit of $13,590 last year and for the year-to-date was $8,188 compared to a gross profit of $8,550 for the same period in the previous year.

Operating expenses for the third quarter of 2005 were reduced from $226,890 in 2004 to $104,342 in 2005. For the nine month period expenses have been reduced from $995,765 to $401,164. The main areas of saving have been in consultant fees and rent. As of April, the Company moved into smaller facilities and moved its dynamometer and testing equipment into a Dinex facility where the two companies can share our testing capability.

Loss for the quarter was down from $253,920 in 2004 to $92,772 for 2005. For the year-to-date the cumulative loss has been $476,767, down from a loss of $1,220,628 in the same period last year.


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

The Company occupies 2,000 square foot facility at 27121 Aliso Creek Road, Suite 120, Aliso Viejo, CA 92656. The Company has loaned its R & D testing equipment to its strategic partner, Dinex Exhausts, Inc., which is occupying a several-thousand square foot facility in the City of Industry. The arrangement calls for Dinex to conduct tests and evaluations on this equipment of systems to be presented to the California Air Resource Board
(CARB) and the Environment Protection Agency (EPA). The Company and Dinex will jointly apply for Retrofit Verification to these agencies for certain applications of it technology. KleenAir will, from time to time, continue to use the equipment, of which it has retained ownership, for its own exclusive testing and development programs.

As a result of an extensive test and evaluation program funded by the Energy Savings Trust (EST) and implemented on a variety of vehicles over the last four years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories. It is currently undergoing an additional test program for EST on several London taxicabs incorporating an updated light duty combination particulate filter and NOxMaster(TM) NOx reduction system manufactured and installed by the Company's licensee in Europe, Dinex A/S. These tests are expected to conclude in March prior to anticipated commencement of installations of selected technologies in the May/June period.

Some forty Light Commercial Vehicles have been installed with these combination particulate and Nox reduction systems in the fleet of a major U.K. local authority. In addition, systems have been installed on twenty-four London sightseeing buses.

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

This opens the door to product launches in a variety of market segments in the U.K., and subsequently, in other European countries such as Germany and Denmark. Eight SCRF systems have been installed on buses in Copenhagen.

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

In his post-election policy statement in July 2004, the Mayor of London, Ken Livingstone, outlined plans for a Low Emission Zone for all areas of London within the M25 Ring Road. It is estimated that this will impact up to 50,000 vehicles by the end of 2007 and a further 100,000 to 200,000 by the end of 2010. The Company's products already qualify to meet the required emission standards for such mandated upgrades and have been approved by the Energy savings Trust for such applications.

The London Taxicab Upgrade Program, as a portion of the Low Emission Strategy, has been clearly mandated for commencement as of July 1, 2006, for taxis renewing their permits as of that date and from then forward. During the following two years it is anticipated that some 14,000 taxis will upgrade to Euro 3 standards

The Company has formed a consortium together with Dinex, ATS Euromaster (a subsidiary of Michelin), Air Products Plc and Terra Nitrogen(UK) Ltd for the purpose of creating and supporting the infrastructure for ammonia supply, installation and maintenance. It is anticipated that a similar consortium with the same members will be formed to handle the U.S. infrastructure once EPA and CARB Retrofit Verification has been received.

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

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy-duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. However, the Company has negotiated an arrangement with the EPA and CARB for a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time. The actual Retrofit Verification Program is currently expected to commence during the first quarter of 2006.

The Company's wholly-owned subsidiary, Carbon Cloth Technologies, Inc. (Carbon Cloth), of Malibu, California, is a manufacturer of automotive thermal management systems. Carbon Cloth has several years of experience developing thermal solutions for such motorsports industry leaders as Ferrari, Mercedes-Benz and Penske, that has enabled development of the CarbonGuard(TM), a significant addition to the battle on pollution. It has applied for patents in automotive thermal management systems.

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

ServoTech is a licensee of Ford Motor Company on SCR injection technology. It's SOBRIS(TM) product is under test and evaluation by a number of automotive manufacturers in the U.S. and Europe. The Company is working with ServoTech on component development that incorporates injection controller and reduction delivery technology suitable for effective implementation of its systems and such controllers have been incorporated in the pilot installations currently in use in the U.K.

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

The U.K. affiliate, KleenAir Systems International Plc, has successfully raised approximately $1,500,000 in private equity funding. This funding diluted the Company's ownership interest to approximately 23%. The funding strategy is designed to provide the working capital necessary to fully exploit the commercialization opportunity in Europe for the Company's products.

In June 2005, the Company signed an exclusive distribution agreement for China with AirTek, Inc. of Hobart, IN of certain products of AirTek's CATCO catalyst manufacturing wholly-owned subsidiary. The Company also signed a contract with Chongqing Qinchuan Industrial Group (CQIG) requiring them to purchase 150,000 catalysts and substrates over a three-year period, with a value amounting to approximately $10,000,000.


OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, the Company had no off-balance sheet arrangements.


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

Item 3:   Controls and Procedures

  (a) The management of KleenAir Systems, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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

                                   KLEENAIR SYSTEMS, INC.

Date:  December 14, 2005           /s/ LIONEL SIMONS
                                   --------------------------------
                                   By: Lionel Simons, President,
                                   Secretary, Principal Accounting Officer,
                                   and Principal Financial Officer