Form 10KSB/A
period 2004-12-31
KLEENAIR SYSTEMS INC
filed 2006-02-02
CIK 789885

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


Item 6.   Management's Discussion and Plan of Operation.

RESULTS OF OPERATIONS

Revenues for the year ended 2004 were $41,462 compared to $754,885 for 2003. The Company experienced good sales of its NOxMasterTM product in 2003 before funding in the U.K. was cut off. Funding was expected to be reinstated in

2004, but budget and management wrangling has delayed the renewal of funding for product installations. Cost of goods sold were $38,152 and $647,876, respectively, for 2004 and 2003. Revenue in 2004 was primarily related to sales of products from our subsidiary, Carbon Cloth Technology, with more units being installed on New York City Transit buses.

Gross profit for the year was $3,310 compared to $107,009 during the previous year.

Operating expenses for 2004 were reduced down $816,402 from $2,040,535 in 2003 to $1,224,133 in 2004. The main areas of saving have been in personnel costs, consultant fees, and bad debts.

The loss for the current year was down as a result of the lower operating expenses.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has continued to make private placements of stock to meet its working capital needs and has arrangements in place to sell more stock as and when needed. It also sold part of its stock in Langley Park Investment Trust in London, the proceeds from which have been utilized to meet current working capital requirements. In addition, various officers and directors have made short-term loans to the company as needed. In 2004, private placements plus the sale of the Company's investment in Jubilee Investment Trust met the working capital requirement for the year in the absence of cash generated from sales revenue.


OTHER INFORMATION

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer. Based upon this evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

During our most recently completed fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

   (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

   (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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
                                                    ==========      ==========



The accompanying notes are an integral part of these financial statements.
                                    F-3

                         KLEENAIR SYSTEMS, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               For Years Ended December 31, 2004 and 2003

                                                                   Cumulative
                                                                  During Devel-
                                            2004         2003     opment Stage
                                        -----------  -----------  -----------
REVENUES
  Sales                                 $    35,937  $   734,993  $   945,953
  Royalties                                   5,525       19,892       25,417
                                        -----------  -----------  -----------
    Total revenues                           41,462      754,885      971,370

COST OF REVENUES                             38,152      647,876      736,489
                                        -----------  -----------  -----------
  Gross Profit                                3,310      107,009      234,881
                                        -----------  -----------  -----------

PRODUCT DEVELOPMENT COSTS                   172,682      196,534    1,411,687

OPERATING EXPENSES:
  Personnel costs                           192,465      570,445    1,430,209
  Consultants                               503,120      682,796    3,229,846
  Professional fees                          58,032      103,536      557,259
  Office expenses                             7,752        9,915       61,030
  Depreciation                               51,591       49,690      163,111
  Amortization of intangible assets         129,434      116,148      311,093
  Advertising and promotion                  33,781       19,177      264,722
  Rent                                      147,647       95,717      357,864
  Travel                                     50,312       96,575      346,885
  Other expenses                             48,999       76,536      216,156
  Bad debts                                   1,000      220,000      221,000
  Other                                          -            -       171,378
                                        -----------  -----------  -----------
    Total operating expenses              1,224,133    2,040,535    7,330,553
                                        -----------  -----------  -----------
(LOSS) FROM OPERATIONS                   (1,393,505)  (2,130,060)  (8,507,359)

OTHER INCOME AND (EXPENSES):
  Interest income                                -            11        2,526
  Management fees                           110,478           -       110,478
  Loss on sale of securities               (101,887)          -      (101,887)
  Unrealized loss on securities            (191,877)          -      (191,877)
  Interest expense                          (20,156)     (17,248)     (39,593)
  Loss on foreign exchange transactions      (7,670)          -        (7,670)
  Amortize discount on receivables               -            -        20,259
                                        -----------  -----------  -----------
(Loss) before income taxes               (1,604,617)  (2,147,297)  (8,715,123)
  Benefit from deferred taxes                    -            -       397,852
                                        -----------  -----------  -----------
(Loss) Before Extraordinary Item         (1,604,617)  (2,147,297)  (8,317,271)
Extraordinary Item:
  Costs of terminated acquisitions               -            -      (255,550)
                                        -----------  -----------  -----------
Net (Loss)                              $(1,604,617) $(2,147,297) $(8,572,821)
                                        ===========  ===========  ===========

Earnings per Share (Basic):
(Loss)/share before extraordinary item  $     (0.03) $     (0.10) $     (0.67)
(Loss)/share from extraordinary item             -            -         (0.02)
                                        -----------  -----------  -----------
Net (Loss) Per Share                    $     (0.03) $     (0.10) $     (0.69)
                                        ===========  ===========  ===========
Weighted Average Shares Outstanding
  Basic                                  47,375,811   22,392,964   12,421,112
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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

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

The Company reviews the carrying value of its patent and licensing costs in a manner consistent with that described above for its property and equipment. The factors considered by management in assessing impairment of patent and license costs include remaining patent life, demand for the products, status of environmental developments and legislation, competition, capability for future product enhancements, etc.

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

Stock-Based Compensation -- The Company accounts for services acquired (and other expenses paid) using stock as compensation (or payment) based on the fair value of the shares issued. Compensation is made both to employees and non-employees. Valuation methods are the same for either group. Fair value of shares issued is determined based on the closing price of the stock on the date the Company becomes obligated to issue the shares. Due to thin trading volume of the Company's stock, the value of most stock issuances are calculated as a discount to the trading price because of the practical and effective limitations on disposal by the recipient of the shares.
Restricted shares issued for services are valued based on a greater discount because of the added time limitation on the tradability of the restricted shares. The limitations on tradability (the discounts in value) were considered when determining the number of shares to be issued. Such discounts result in lower costs than would have been recorded had market trading price been used as the value of the issued shares, however, such value are not be indicative of the fair value of the services received.

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


NOTE 12:   EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No shares have been set aside to be available for this plan and no grants have been made under this plan.


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

The 501,333 warrants issued during 2004 (and outstanding at December 31,
2004) are exercisable at any time before June 4, 2007. As an exercise option, the holder may elect to take only the number of shares equal to the increase in the price of the Company's stock after the date of the grant without having to pay the exercise price. Option pricing formulas do not indicate recordable value for these warrants.

The Company issued an option to a consultant to purchase $250,000 worth of stock at a 33% discount off the average bid price for the 10-day period before exercise. This option may be settled by an existing stockholder selling shares rather than by the Company issuing shares. Again, option formulas do not indicate a recordable value for this option.


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