Form 10KSB
period 2005-12-31
Migami, Inc.
filed 2006-04-17
CIK 789885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                        COMMISSION FILE NUMBER: 33-3362-D

                                  MIGAMI, INC.
                             ---------------------
                 (Name of small business issuer in its charter)

       State of Nevada                                            87-0431043
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                 Identification #)

                  27121 Aliso Creek Road, Aliso Viejo, CA 92656
                  ---------------------------------------------
              (Address of principal executive offices and zip code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $112,976

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2005, was $3,168, 469 based on the closing stock price on that date.

The number of shares outstanding of the registrant's common stock on December 31, 2005, was 63,369,376 shares.

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

All of these patents were sold in August 2005 to KleenAir Systems International plc (KSIP), London, England in exchange for a cash payment of $180,000 and a royalty of 8% of gross sales for the life of the patents. KSIP is a related party of KleenAir Systems Inc, which owns 23% of the common stock of KSIP.

In April 2005, the Company leased a 2,000 square foot R & D and office facility at 27121 Aliso Creek Rd., Suite 120, Aliso Viejo, CA 92656. In 2002 the Company acquired a new chassis dynamometer in addition to its engine dynamometer to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology. This equipment was relocated to Dinex Exhausts Inc. in the City of Industry, CA.

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

Installation of test systems consisting of a combination of KleenAir System's SCR and Dinex's particulate reduction (DPF) products has resulted in the creation of a new device category by the Energy Savings Trust (EST) called SCRF, the combination of Selective Catalytic Reduction and a Filter. This category receives the Trust's highest level of subsidy. KleenAir's NOxMaster(TM) System has also been approved for light, medium and heavy duty applications including taxicabs, delivery vans, shuttle buses, single and double-decker large buses, refuse collection vehicles, and trucks. The Company's strategic partner, Dinex, has been asked by the Energy Savings Trust to retrofit 20 test vehicles during the summer of 2005 for a 6 month trial program of its latest combination SCRF system for reduction of both NOx and Particulates. The NOxMaster(TM) is an integral part of this combination system.

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

Systems ordered by several other London Boroughs, and installed on both refuse collection trucks and buses during 2002, have performed well. As a result, those systems have been added to the EST Cleanup Register. As a result, KleenAir and Dinex are now targeting the 100 Air Quality Management Areas (AQMA) established by Local Authorities throughout Britain. These AQMAs have the authority to establish emission rules for their districts in order to improve their local air quality. It is believed that such AQMAs will take actions leading to the need for vehicles in a variety of categories to retrofit emission control devices such as the KleenAir/Dinex products. Approximately 30 systems have been installed in a number of Local Authority AQMA's including Glasgow, Cardiff, and Edinburgh. Orders for an additional several hundred systems have been received and are awaiting funding authorization.

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

Development expenses were $26,913 during 2005. During 2004 they were $172,682.

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

ITEM 2. DESCRIPTION OF PROPERTY

In April 2004, the Company leased a 2000 square foot office facility at 27121 Aliso Creek Rd., Suite 120, Aliso Viejo, CA 92656. The Company has also acquired a new chassis dynamometer in addition to its engine dynamometer, computers and other test equipment to cope with increasing levels of R & D engine and device testing programs as it prepares for commercializing its technology.

The Company does not engage in mining operations, oil and gas producing activities or real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently the subject of any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no submissions to a vote of security holders during 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 2005 and 2004, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                   2005                       2004
                             ----------------          -----------------
                              High     Low               High      Low
                             ------- --------          -------- --------
1st Quarter                  $0.14    $0.08             $0.43     $0.20
2nd Quarter                   0.22     0.10              0.39      0.18
3rd Quarter                   0.12     0.06              0.22      0.10
4th Quarter                   0.08     0.03              0.16      0.09

Shareholders: At December 31, 2005, there were 538 shareholders of record with an additional approximately 73 shareholders registered with firms reporting to the Depository Trust Company.

Dividends: No dividends have been paid in the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

During 2005 the Company sold all of its Intellectual Property (IP) to KleenAir Systems International plc, located in London, England. This included existing issued patents and all patents currently applied for and in various stages of approval. Consideration received was a royalty of 8% of gross sales related to such IP plus cash of $180,000. The royalties will continue for the life of the patents and KSIP will have the responsibility to maintain and extend such patents. New patents derived from the existing IP will also be subject to such royalties. In addition, the Company received an Exclusive Manufacturing. Marketing and Distribution License for North America relating to exploitation of all or any of the Company's IP or other products.

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

The Company is positioning the Sonic Flow Carburetor as a low cost alternative to a fuel injection system for the two-wheel vehicle markets in China and India. It offers more power, greater fuel economy, and lower emissions at a significantly lower cost. In China, some 12 million two- wheel vehicles are manufactured annually. The Company has a test and evaluation agreement with a major manufacturer of some 2 million vehicles. This agreement has the a view of replacing their existing carburetor systems with the Sonic Flow Carburetor.

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

The Company's licensee, ExtEngine Transport Systems LLC, has received Retrofit Verification from the California Air Resource Board (CARB) for an off-road system based on the Company's technology. This system has been under test on some 35 vehicles in Houston for the past two years. With qualification for SIP credits, it is expected that significant additional installations will take place in Houston.

The Company has signed a distribution agreement with DINEX A/S of Denmark and its U.K. subsidiary Dinex U.K. Ltd. Under this agreement DINEX has a non-exclusive right to sell the Company's products in its market area which consists of Scandinavia, U.K., Germany, France, Italy, and Spain.

The Company has signed a Technical Services Agreement with ServoTech Engineering, Inc. of Belleville, Michigan. Under this Agreement, ServoTech will perform hardware and software design and testing services for certain components used in the Company's NOxMaster(TM) NOx Reduction System. The system is being readied for multiple installations in the U.K. and for Retrofit Verification in the U.S.

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

This license has now, by mutual agreement, been set aside. Extengine no longer has exclusive rights for India and China, but instead has been given exclusive rights for Hong Kong, Korea, and Japan and retains an exclusive in the U.S. Urban Bus market. It also has non-exclusive rights to sale of products utilizing the Company's systems technology in the U.S. and certain other limited territories overseas.

The Company has moved its R & D dynomometer testing capabilities into a shared facility with Dinex in the City of Industry, CA and broadened the range of engine types and sizes for which it can customize its products. As a result it moved its administrative offices into a business park in Aliso Viejo, California.

Several NOxMaster(TM) units have been installed and are in service on a number of London Taxicabs. Systems have also been installed on a London Borough 16 passenger Mercedes Sprinter bus and on a number of waste collection trucks in the several other London Boroughs.

In December 2004, the Mayor of London issued a mandate requiring the upgrade to Euro 3 emission standards of all on-road London taxis, a total number of approximately 17,500 vehicles. The Company's system is one of only two that have been approved by the Public Carriage office and the Energy Savings Trust, the other system being the conversion of the diesel taxis to LPG fuel. Implementation of this mandate was extended in May 2005 to become effective in July 2006.

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

In March 2004, the Jubilee Investment Trust of London, U.K. acquired $2.1 million of the Company's common stock in exchange for its stock. The Jubilee stock was subsequently sold for $910,569 to meet working capital requirements of the Company.

In September 2004, another investment valued at $1.6 million was made in the Company by the London-based Langley Park Investment Trust in exchange for Langley stock. Subsequent to this transaction, the Company sold a portion of the Langley shares for $104,860.

In December 2005 the Company entered into an agreement to acquire the assets of Innovay, Inc., a California corporation. Innovay specializes in the pharmaceuticals and cosmetics industry with major contracts in the Far East. Under the agreement, the Company changed its name to Migami, Inc., and initiated a 5 for 1 reverse stock split. With the contracts and prospects of the Innovay business, it was felt that this acquisition could represent a potential improvement .in shareholder value.

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

ITEM 10. EXECUTIVE COMPENSATION

Mr. Berriman, Mr. Simons and Mr. Zabsky voluntarily terminated employment and consulting contracts with the Company in mid-1996 and the Company, with their consent, also terminated a stock option and compensation plan for Directors. In 2001, the Company awarded the following non-cash stock compensation for services rendered:

(a) SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
--------------------------------------------------------------------------------
   Names and                   Salary/            Other Annual     Market
Principle Position      Year     Fee     Bonus    Compensation     Value
---------------------   ----   -------   -----  ----------------  --------
Lionel Simons           2005       -0-   $ -0-      None          $    -0-
                        2004   $34,347   $ -0-    500,000 shares  $ 33,000
President/Secretary     2003       -0-     -0-  5,000,000 shares   346,500
                        2002       -0-     -0-       None              -0-

Lester Berriman         2005       -0-   $ -0-       None         $    -0-
                        2004   $   -0-   $ -0-    275,000 shares  $ 18,150
Chairman/ VP-Research   2003       -0-     -0-  1,000,000 shares    76,600


John Zabsky             2005       -0-   $ -0-       None         $    -0-
 (1)                    2004   $24,000   $ -0-    150,000 shares  $  9,900
   dba. John Z Co.      2003    24,000     -0-    500,000 shares    34,650



(1) Compensation was provided to Mr. Zabsky an outside consultant.

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

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)          of Class
--------       ----------------------      ------------          --------
Common         Pollution Control, Inc.        9,674,077           15.27%
               328 Bay street
               Nassau, Bahamas

Common         Lionel Simons,                 1,214,808 (2)(3)     1.92%
               36 Corniche Drive
               Dana Point, CA 92629

Common         Lester Berriman                2,617,048            4.13%
               18871 Portofino Drive
               Irvine, CA 92715


Common         Jubilee Investment Trust Plc  10,026,666           15.82%
               1 Great Cumberland Place
               London
               W1H 7AL

Title of         Name and Address of         Shares of            Percent
 Class            Beneficial Owner           Record (1)          of Class
--------       ----------------------      ------------          --------
(continued from previous page)

Common         Langley Park Investment
                  Trust Plc                  10,000,000           15.78%
               30 Farrington Street
               London
               EC4A 4HJ

Common         David Kahn                     4,250,000            6.71%
               3150 Fir Ave, Ste 127
               Fresno, CA 93711

Common         John Zabsky                    1,830,432 (4)        2.89%
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

                                            Amount of
Title of        Name and Address of        Beneficial            Percent
 Class            Beneficial Owner          Ownership           of Class
--------       ---------------------       ----------           --------
Common          Lionel Simons              10,924,265 (2)(3)      17.24%
                36 Corniche Drive
                Dana Point, CA 92629

Common          Lester Berriman             2,617,048              4.13%
                18871 Portofino Drive
                Irvine, CA 92715

Common          All officers and directors
                            as a group:    13,541,333             21.37%

(1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2005.

(2) Lionel Simons maintains an indirect controlling beneficial interest in Pollution Control, Inc. through a family trust. See item 12.

(3) Total shares reported as held by Lionel Simons includes 20,000 shares held by Kimberly Simons who is his daughter and 15,400 shares held by Barbara J. Simons who is his wife and the shares held by Pollution Control have been attributed to him due to the controlling interest.

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

The firm of Robert Early & Company, P.C., served as the Company's independent auditors for the year ended December 31, 2003 and for the first 9 months of 2003. Thereafter the Board of Directors appointed Chisholm Bierwolf & Nilson, LLC as auditors for the balance of 2005.The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2005 and 2004 were $32,250 and $20,624, respectively. In addition, we incurred accounting review related fees (primarily related to procedures our auditors were required to perform in reviewing potential registration statements and our Form S-8 Registration Statements) of $2,100 in 2005 and $1,230 in 2004, respectively.

Tax Fees: The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for 2005 and 2004.

All Other Fees: The Company paid its principal accountant $1,200 and $1,700 in 2005 and 2004, respectively, for the services of converting its SEC filings to and filing them in EDGAR format.

--------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KLEENAIR SYSTEMS, INC.


DATE:  APRIL 14, 2006              /s/ LIONEL SIMONS
                                   ------------------------------------
                                   BY: LIONEL SIMONS
                                   PRESIDENT, SECRETARY, PRINCIPAL
                                   ACCOUNTING OFFICER, & PRINCIPAL
                                   FINANCIAL OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                     TITLE             DATE
--------------------------             --------       --------------

 /S/ LIONEL SIMONS                     DIRECTOR       APRIL 14, 2006
----------------------
 LIONEL SIMONS


 /S/ LESTER BERRIMAN                   DIRECTOR       APRIL 14, 2006
-----------------------
 LESTER BERRIMAN

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants  .  .  .  .  .  .  .  F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003 .  .  .  .  F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004. . . . . . . . . . . . F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2005 and 2004. . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. . . . . . . . . . . . F-8

Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  .  .  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors
KleenAir Systems, Inc.
Aliso Viejo, California
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of KleenAir Systems, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KleenAir Systems, Inc.(a development stage company) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/ CHISHOLM BIERWOLF & NILSON LLC.
-----------------------------------
CHISHOLM BIERWOLF & NILSON LLC
BOUNTIFUL, UTAH
MARCH 31, 2006

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                    December 31,
                                                                       2005
                                                                   ------------

CURRENT ASSETS

     Cash and cash equivalents                                     $      6,371
     Accounts receivable, net                                            32,800
     Accounts receivable - related parties, net                         180,210
     Parts inventory, at cost                                            36,553
     Prepaid expenses                                                     6,600
     Marketable securities, net                                         102,655
                                                                   ------------

         Total Current Assets                                           365,189
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                              57,794
                                                                   ------------
OTHER ASSETS

     Patent license, net                                              1,113,689
     Deposits and other assets                                           12,854
                                                                   ------------

         Total Other Assets                                           1,126,543
                                                                   ------------

         TOTAL ASSETS                                              $  1,549,526
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

     Accounts payable                                              $    281,597
     Accounts payable - related parties                                  15,000
     Accrued expenses                                                    57,480
     Advances from directors                                             46,904
     Notes payable - related entities                                   296,265
                                                                   ------------

         Total Current Liabilities                                      697,246
                                                                   ------------

CONTINGENT LIABILITIES                                                       --
                                                                   ------------

STOCKHOLDERS' EQUITY

     Preferred stock, series A, $.001 par value (10,000,000
      shares authorized, none outstanding)                                   --
     Common stock, $.001 par value (50,000,000 shares
      authorized, 63,369,376 outstanding)                                63,360
     Additional paid-in capital                                      10,242,148
     Deficit accumulated during the development stage                (9,453,228)
                                                                   ------------

         Total Stockholders' Equity                                     852,280
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  1,549,526
                                                                   ============


        The accompanying notes are an integral part of these consolidated financial statements.



                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                              Consolidated Statements of Operations


                                                For the Years Ended
                                                    December 31,             Cumulative
                                            ----------------------------    During Devel-
                                                2005            2004        opment State
                                            ------------    ------------    ------------
REVENUES

    Sales                                   $     49,976    $     35,937    $    995,929
    Royalties                                         --           5,525          25,417
    Management fees                               63,000         110,478         173,478
                                            ------------    ------------    ------------

       Total Revenues                            112,976         151,940       1,194,824

COST OF REVENUES                                  44,049          38,152         780,538
                                            ------------    ------------    ------------

GROSS PROFIT                                      68,927         113,788         414,286
                                            ------------    ------------    ------------

PRODUCTION DEVELOPMENT COSTS                      26,913         172,682       1,438,600

OPERATING EXPENSES

    Personnel costs                               49,830         192,465       1,480,039
    Consultants                                  180,080         503,120       3,409,926
    Professional fees                            127,052          58,032         684,311
    Office expenses                                8,179           7,752          69,209
    Depreciation                                  41,795          51,591         204,906
    Amortization of intangible assets            106,424         129,434         417,517
    Advertising and promotion                      5,812          33,781         270,534
    Rent                                          57,821         147,647         415,685
    Travel                                        21,285          50,312         368,170
    Other expenses                                75,906          48,999         292,062
    Bad debts                                         --           1,000         221,000
    Other                                             --              --         171,378
                                            ------------    ------------    ------------

       Total Operating Expenses                  674,184       1,224,133       8,004,737
                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                            (632,170)     (1,283,027)     (9,029,051)
                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE)

    Interest income                                   --              --           2,526
    Loss on sale of securities                   (12,392)       (101,887)       (114,279)
    Unrealized loss on securities                (65,732)       (154,656)       (220,388)
    Interest expense                            (105,334)        (20,156)       (144,927)
    Loss on foreign exchange transactions             --          (7,670)         (7,670)
    Loss from sale of assets                     (91,032)             --         (91,032)
    Loss on abandoned equipment                  (10,968)             --         (10,968)
    Amortize discount on receivables                  --              --          20,259
                                            ------------    ------------    ------------

       Total Other Income (Expense)             (285,458)       (284,369)       (566,479)
                                            ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                        (917,628)     (1,567,396)     (9,595,530)

    Benefit from deferred taxes                       --              --    $    397,852
                                            ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEMS                 (917,628)     (1,567,396)     (9,197,678)

    Costs of terminated acquisitions                  --              --        (255,550)
                                            ------------    ------------    ------------

NET COMPREHENSIVE LOSS                      $   (917,628)   $ (1,567,396)   $ (9,453,228)
                                            ============    ============    ============

BASIC LOSS PER SHARE                        $      (0.02)   $      (0.03)   $      (0.56)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    60,335,130      47,375,811      16,878,230
                                            ============    ============    ============


                The accompanying notes are an integral part of these consolidated financial statements.


                                                     KLEENAIR SYSTEMS, INC.
                                                  (A Development Stage Company)
                                         Consolidated Statement of Stockholders' Equity

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, January 1, 1995                   --    $        --         74,132   $        74   $   151,444   $       --    $  (151,518)

Stock issued:  For cash                    --             --         27,334            27        66,982           --             --
  For adjustment                           --             --            534             1            --           --             --
  For consulting services                  --             --         86,148            86       279,439           --             --
  For professional services                --             --          4,666             5        12,745           --             --
  For purchase of patent rights       933,334            934         60,000            60        13,905           --             --
  For directors' compensation              --             --          4,000             4        22,496           --             --
  For officers' compensation           33,334             33          9,334             9       194,958           --             --
Other contributed capital                  --             --             --            --         2,367           --             --
Options compensation                       --             --             --            --        70,313     (152,016)            --

Net loss for the period ended
  December 31, 1995                        --             --             --            --            --           --       (329,289)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1995            966,668            967        266,148           266       814,649     (152,016)      (480,807)

Stock issued:  For services            13,332             13         24,666            25       201,837      (78,750)            --
  For officers' compensation           33,332             33             --            --        15,592      (15,625)            --
  For aborted acquisition                  --             --         40,000            40       140,510           --             --
Exercise of options                        --             --         75,000            75       112,424           --             --
Conversion to common                 (318,666)          (319)       318,666           319            --           --             --

Net loss for the year ended
  December 31, 1996                        --             --             --            --            --      187,346       (716,511)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1996            694,666            694        724,480           725     1,285,012      (59,045)    (1,197,318)

Stock issued:  For cash                    --             --        120,000           120        14,880           --             --
  For officers compensation            33,334             33             --            --         3,842       (3,875)            --
Conversion to common                 (100,000)          (100)       100,000           100            --           --             --

Net loss for the year ended
  December 31, 1997                        --             --             --            --            --       37,979        (55,438)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------


                         The accompanying notes are an integral part of these consolidated financial statements.


                                                     KLEENAIR SYSTEMS, INC.
                                                  (A Development Stage Company)
                                         Consolidated Statement of Stockholders' Equity
                                                           Continued

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1997            628,000            627        944,480   $       945   $ 1,303,734   $  (24,941)   $(1,252,756)

Stock issued:  For cash                    --             --        800,000           800       199,200           --             --
  For services                             --             --      2,120,000         2,120        92,255           --             --
  To officers' and directors'              --             --        320,000           320        59,680           --             --
  For diesel license                       --             --      2,000,000         2,000        60,500           --             --
Conversion to common                 (403,334)          (403)       403,334           403            --           --             --

Net loss for the year ended
  December 31, 1998                        --             --             --            --            --       24,941       (305,561)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1998            224,666            224      6,587,814         6,588     1,715,369           --     (1,558,317)

Stock issued:  For cash                    --             --        146,800           147        35,653           --             --
  For equipment                            --             --         33,200            33         8,267           --             --
  For services                             --             --      1,103,334         1,103       247,179           --             --
  For services - officers'
    and directors'                         --             --      1,425,000         1,425       408,808           --             --
Conversion to common                  (61,334)           (61)        61,334            61            --           --             --

Net loss for the period ended
  December 31, 1999                        --             --             --            --            --           --       (802,722)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1999            163,332            163      9,357,482         9,357     2,415,276           --     (2,361,039)

Stock issued:  For cash                    --             --      1,414,000         1,414       357,336           --             --
  For services                             --             --      1,642,666         1,643       600,024           --             --
  As promotion                             --             --          1,600             2         3,199           --             --
Conversion to common                 (163,332)          (163)       163,334           163            --           --             --

Net loss for the period ended
  December 31, 2000                        --             --             --            --            --           --       (717,012)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2000                 --             --     12,579,082        12,579     3,375,835           --     (3,078,051)

Stock issued:  For cash                    --             --        195,000           195       104,805           --             --
  For services                             --             --      1,749,487         1,749       293,087           --             --
  For services - officers'
    and directors'                         --             --        850,000           850        77,690           --             --
  For rent                                 --             --         17,500            18         6,232           --             --

Net loss for the period ended
  December 31, 2001                        --             --             --            --            --           --       (623,811)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2001                 --             --     15,391,069        15,391     3,857,649           --     (3,701,862)


                         The accompanying notes are an integral part of these consolidated financial statements.


                                                     KLEENAIR SYSTEMS, INC.
                                                  (A Development Stage Company)
                                         Consolidated Statement of Stockholders' Equity
                                                           Continued

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Stock issued:  For cash                    --             --      2,804,545         2,805     1,717,195           --             --
  For services                             --             --      1,201,692         1,202       404,232           --             --
  For acquisition of Carbon Cloth          --             --        873,250           873       968,434           --             --
Contributed inventory                      --             --             --            --        12,207           --             --

Net loss for the period ended
  December 31, 2002                        --             --             --            --            --           --     (1,119,045)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2002                 --             --     20,270,556        20,271     6,959,717           --     (4,820,907)

Stock issued:  For cash                    --             --        750,000           750        74,250           --             --
  For services - officers'
    and directors'                         --             --      7,600,000         7,600       511,490           --             --
  For services                             --             --      2,801,605         2,801       460,839           --             --

Net loss for the period ended
  December 31, 2003                        --             --             --            --            --           --     (2,147,297)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2003                 --             --     31,422,161        31,422     8,006,296           --     (6,968,204)

Stock issued:  For cash                    --             --        750,000           750        74,250           --             --
  For investments                          --             --     20,527,999        20,528     1,387,706           --             --
  For services                             --             --      4,200,046         4,200       408,945           --             --
  For services - officers'
    and directors'                         --             --      1,200,000         1,200        78,519           --             --

Net loss for the period ended
  December 31, 2004                        --             --             --            --            --           --     (1,567,396)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2004                 --             --     58,100,206        58,100     9,955,716           --     (8,535,600)

Stock issued:  For cash                    --             --      4,000,000         4,000       176,000           --             --
  For services                             --             --      1,269,170         1,269       110,432           --             --

Net loss for the period ended
  December 31, 2005                        --             --             --            --            --           --       (917,628)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2005                 --             --     63,369,376        63,369    10,242,148           --     (9,453,228)



                         The accompanying notes are an integral part of these consolidated financial statements.


                                     KLEENAIR SYSTEMS, INC.
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                           December 31,           Cumulative
                                                    --------------------------   During Devel-
                                                       2005            2004       opment State
                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (917,628)   $(1,604,617)   $(9,453,228)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
     Losses prior to current ownership                       --        151,518
     Loss and unrealized loss on securities              78,124        293,764        334,667
     Loss from sale & abandonment of Assets             102,000        102,000
     Other income                                       (36,300)       (36,300)
     Depreciation                                        41,795         51,591        204,906
     Bad debts                                            3,500          1,000        224,500
     Amortization of:
       Prepaid expenses                                   8,906         28,906      1,262,549
       Intangibles                                      106,424        129,434        417,517
     Stock issued for services                          111,701        492,864      3,366,437
     Stock issued for extraordinary loss                140,550
     Deferred income taxes                             (397,852)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable          75,244         11,729         60,383
     Decrease (increase) in inventory                   (12,204)        32,774        (14,018)
     Advances to consultants                             20,000
     Decrease/(increase) in prepaids & other             26,461        (20,000)      (240,539)
     Decrease (increase) in accounts payable             67,312       (289,770)       186,147
                                                    -----------    -----------    -----------

        Net Cash (Used in) Operating Activities        (344,665)      (872,325)    (3,670,763)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for property and equipment                (4,474)        (8,276)      (270,188)
     Cash paid for patent licensing                     (67,754)      (228,766)
     Proceeds from sale of securities                    51,645        919,268        970,913
     Business acquisitions                              (44,820)
     Notes receivable                                  (220,000)
                                                    -----------    -----------    -----------

        Net Cash (Used in) Investing Activities          47,171        843,238        207,139
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuing stock                        180,000         75,000      3,124,459
     Capital lease obligation                             7,765
     Cash paid on capital lease                              --           (372)        (7,765)
     Additional capital contributions                     2,367
     Advances and loans from related parties             59,694        138,015        491,293
     Repayments to related parties                      (23,525)      (124,599)      (148,124)
                                                    -----------    -----------    -----------

        Net Cash Provided by Financing Activities       216,169         88,044      3,469,995
                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (81,325)        58,957          6,371
CASH AND CASH EQUIVALENTS AT BEG OF YEAR                 87,696         28,739             --
                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $     6,371    $    87,696    $     6,371
                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:
        Interest                                    $    3,472     $    5,613     $   17,366
        Income taxes                                $       --     $       --     $       --

     Non-Cash Investing and Financing Activities
        Compensation and directors' fees            $    2,457     $   79,200     $1,420,307
        Consultants and prepaid services            $  109,244     $  413,664     $3,265,644
        Equipment                                   $       --     $       --     $    8,300
        Patent licensing                            $       --     $1,408,234     $   14,900
        Repurchase of U.S. diesel license           $       --     $       --     $   62,500
        Acquisition of National Diversified
            Telecom, Inc.                           $       --     $       --     $  140,550
        Acquisition of Carbon Cloth
            Technologies, Inc.                      $       --     $       --     $  981,514
        Uncompleted business acquistion             $       --     $       --     $   87,500
        Purchase of Marketable securities           $       --     $       --     $1,408,234
        Sale of marketing licenses for
           notes receivable                         $       --     $       --     $1,736,558

                The accompanying notes are an integral part of these consolidated financial statements.

                                               F-8

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization
              ------------

              KleenAir Systems, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. Prior to its current name, the Company had various names as endeavors were attempted. None of these proved fruitful. In April 1995, the Company purchased a patent for a proprietary device that had been shown to be capable of neutralizing the environmental impact of nitrous oxide from the exhaust emissions from internal combustion engines without significant modifications to the engine or the vehicle it was powering. This device is known as the "NOxMASTER(TM)." Soon after the acquisition of this patent along with the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards. The product is currently being sold and installed on commercial vehicles in England and has been tested for applications in other parts of Europe and Asia. Authorities who set emission standards in the U.S. have continued to waver in the establishment of a final set of criteria for certifying that a device will reduce offending emissions. This continued delay in criteria has prevented the Company from initiating sales within the U.S.

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

              Accounting Methods
              ------------------

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              Development stage reporting
              ---------------------------

              Generally accepted accounting principles call for certain presentations of cumulative financial statement information from inception to the date of the financial statements. Since the Company restarted its operations (from a position of inactivity) in April 1995, these statements present information from the inception of its development stage.

              Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of Carbon Cloth, its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in the consolidation.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

              Cash and Cash Equivalents
              -------------------------

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              Inventory
              ---------

              Inventories are stated at the lower of cost or market (net realizable value), and consist mostly of parts.

              Investments
              -----------

              The Company's securities investments are held principally for the purpose of selling them in the near term and are all classified as trading securities. Trading securities are carried at fair value on the balance sheet in current assets, with any change in fair value during the period, i.e., net unrealizable gains and losses, included in current operations. Costs associated with realized gains are recognized on the first-in, first-out basis.

              Marketable securities that are restricted for more than a year have been classified as long term investments and are carried at cost. Impairments that are other than temporary are expensed in the statement of operations, with a corresponding decrease in the investment value.

              Investments in Closely Held Entities
              ------------------------------------

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

              Property and Equipment
              ----------------------

              Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                          Description                      Estimated Useful Life
                          -----------                      ---------------------

                          Buildings and improvements               30 years
                          Machinery and equipment                  10 years
                          Computer equipment                       3 years
                          Automobiles                              5 years
                          Office and other equipment               5 years

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

              Depreciation expense for the years ended December 31, 2005 and 2004 was $41,795 and $51,591, respectively.

              In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005, no impairments were recognized.

              Research and Development Costs
              ------------------------------

              Research, development, and engineering costs are treated as expenses during the year incurred. Costs incurred are as disclosed in the income statement.

              Patent and Licensing Costs
              --------------------------

              Only the direct cost of obtaining license or patents and costs of extending or perfecting the patents are eligible for capitalization. These capitalized costs are amortized over the estimated useful life of the patent, generally five to fifteen years, using the straight-line method. The cost of the patent applications in process for new products is not amortized until the patents are issued. Costs of patent applications for products that extend the use of existing products are amortized with the cost of the existing product. In the event that a patent is superseded, the unamortized costs are written off immediately.

              The Company purchased the rights to the patent for its NOxMASTER(TM) and has developed other patents as discussed at Note 8 below. However, during 2005, the Company sold its interest in all patents except the carbon cloth patents. See Note 8 regarding the sale of patents. The costs of the patent and licenses, along with legal costs incurred to register and protect them, have been capitalized and are being amortized now that sales of the product have commenced. Amortization is being charged on a straight-line basis over the ten years beginning April 2003. Amortization expense of $8,156 and $31,166 related to these rights has been charged to operations during the years ended December 31, 2005 and 2004.

              The acquisition costs allocated to the CarbonGuard(TM) (Carbon Cloth's intangible asset) is being amortized over the fifteen years beginning May 2002. Amortization expense for this asset of $98,268 and $98,268 has been charged to operations during the years ended December 31, 2005 and 2004.

              Revenue Recognition
              -------------------

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

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

              Stock-Based Compensation
              ------------------------

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

              Income Taxes
              ------------

              The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under FAS 109, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company's differences arise principally fro the use of accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation and from utilization of net operating loss carry-forwards.

              Deferred tax assets and liabilities are the amounts by which the Company's future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to increase future income taxes as they reverse. Corresponding, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 7 below discusses the amounts of deferred tax benefits and deferred tax liabilities. The Note also presents the impact of significant differences between financial reporting income and taxable income.

              Estimates
              ---------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

              Earnings Per Share
              ------------------

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earnings per share. The computation of basic earning per share is based on the weighted average number of common shares outstanding during the periods presented. The computation of diluted earnings per shares is based in the weighted

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

              average number of outstanding common shares during the year plus, when their effect is dilutive, additional issuable shares, assuming the exercise of certain vested and non-vested stock options and warrants and conversion rights, reduced by the number of shares that could be purchased from any proceed generated.

              Basic (Loss) Per Share
              ----------------------

              The computations of basic (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                                                           December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

              Numerator - (loss)                   $   (917,628)   $ (1,567,396)
              Denominator - weighted average
               number of shares outstanding          60,335,130      47,375,811
                                                   ------------    ------------
              Loss per share                       $      (0.01)   $      (0.03)
                                                   ============    ============

              Financial Instruments
              ---------------------

              Unless otherwise specified, Management believes the carrying value of its financial instruments approximates their fair value due to the short term to maturity. Investments in marketable securities are carried at market value.

              Accounts Receivable
              -------------------

              Accounts receivable are shown net of an allowance for doubtful accounts of $-0- at December 31, 2005. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year.

              Newly Adopted Pronouncements
              ----------------------------

              On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company has adopted this new standard effective for the fourth fiscal quarter of 2005, the impact this standard has had on its financial position and results of operations has been minimal.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

              In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
              Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and has not had a material impact on the Company.

              SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

              SFAS No. 154--In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has neither sufficient operating revenues nor disposable assets to fund completion of its development program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to lend money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely.

              Management has been in contact with various parties who are interested in providing funding for the completion of testing and trials to obtain certifications from the State of California and the EPA regarding the product's ability to function as an emission control device. Because of these contacts, Management anticipates that efforts to obtain certification will be continued and that there should be no substantial difficulties in obtaining sufficient financing to obtain such certifications and subsequent distribution. Additionally, testing in England resulted in product sales and installations during the second and third quarters of 2003 through the Company's U.K. affiliate. Sales/installations were halted for the fourth quarter of 2003 and all of 2004 and 2005, due to budgetary limitations under the U.K. trust that is administering the governmental cost sharing program. These sales are expected to resume in 2006 with the advent of a new budget period and final resolution of methods and practices by the trust.

              These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amount of liabilities that might be incurred should the Company be unable to continue in existence.

NOTE 3 - MARKETABLE SECURITIES AND LONG TERM INVESTMENTS

              Available for Sale
              ------------------

              During 2004, the Company acquired approximately 900,000 shares in Langley Park Investments Trust in England for $.569 per share. Pursuant to a stock purchase agreement and escrow agreement, 50% of the shares are restricted from sale until July 2006. The agreement provides for downside price protection shares to be held in escrow until July 2006 when Langley is provided with an option to buy back its shares at a discounted rate based on the decrease in the share price of Kleenair, or release the shares to the Company. As of December 31, 2005, it is likely that the shares will be released to the Company and therefore the shares have been recorded at fair market value.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 3 - MARKETABLE SECURITIES AND LONG TERM INVESTMENTS (Continued)

              The following table presents information regarding the Company's non restricted investments in marketable securities at December 31, 2005 and 2004.

                                                           2005          2004
                                                         ---------    ---------
              Aggregate cost basis                       $ 256,803    $ 130,256
              Unrealized gain/(loss)                      (154,148)     (64,656)
                                                         ---------    ---------

              Aggregate fair value (carrying value)      $ 102,655    $  65,600
                                                         =========    =========

              Long Term Investments
              ---------------------

              The restricted shares have been recorded as long term investments not held for resale, at December 31, 2004 and recorded at cost. During 2004, the shares were deemed impaired in the amount of $90,000. The restricted shares were re-categorized to available for sale investments during 2005, since the restriction lifts in less than one year. The shares were then recorded at fair market value with the unrealized loss being expensed in the statement of operations.

              Restricted securities in Long Term Investments are as follows at December 31, 2005 and 2004;

                                                        2005             2004
                                                     ----------       ---------

              Investment Cost                        $       --       $ 256,803
              Permanent Impairment                           --         (90,000)
                                                     ----------       ---------
              Balance                                $       --       $ 166,803
                                                     ==========       =========

NOTE 4 - EQUITY METHOD INVESTEE

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

              During 2004, a new entity was formed in the U.K., KleenAir Systems International Plc (KSIP). his entity exchanged its stock for all of the outstanding shares of KASI, which became its wholly owned subsidiary. Subsequently, KSIP offered shares publicly to raise funds for operations.

              As a result of that offering, the Company's interest has been diluted to 23%. No amounts have been recorded on the Company's books because the investment would still be negative.

              The Company's President currently serves as a principal officer for KSIP.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 5 - RECEIVABLES

              Over the years, the Company has advanced funds to KSL for expenses incurred in the testing of the product on London taxicabs and buses and for operating expenses. In addition, there have been royalties accrued and invoicing for products delivered. During 2005, there were additional advances and, subsequent to the KSIP offering, repayments. In 2005 and 2004, the Company billed KSL for management fees of $63,000 and $110,478, respectively, to offset the costs incurred by the Company's president during time devoted to assisting KSIP with its offering and working on the resumption of sales of the products. Net receivables from these related entities were $180,210 and $105,074 at December 31, 2005 and 2004, respectively.

              At December 31, 2005, receivables from unrelated parties were $32,800. In 2005, there was an allowance of $1,000 for doubtful collection. The carrying value of receivables is believed to approximate their fair values.

NOTE 6 - PREPAID EXPENSES

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

              The balance for items making up prepaid expenses at December 31, 2005 was as follows:

                                                                           2005
                                                                          ------
              Legal                                                       $5,000
              Taxes                                                          800
              Research                                                       800
                                                                          ------

              Aggregate fair value (carrying value)                       $6,600
                                                                          ======


NOTE 7 - INCOME TAXES

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

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 7 - INCOME TAXES (Continued)

                                                                   Amount of Net
                                                                  Operating Loss
                            Year of Expiration                     Carry Forward
                            ------------------                      ----------
                                    2010                            $  148,187
                                    2011                               901,206
                                    2012                                79,438
                                    2018                               305,825
                                    2019                               804,046
                                    2020                               720,022
                                    2021                               626,785
                                    2022                             1,460,856
                                    2023                             2,282,759
                                    2024                             1,682,588
                                    2025                               737,628
                                                                    ----------
                                Total                               $9,749,340
                                                                    ==========

              The Company has a deferred tax asset and liability at December 31, 2005. This has risen from the difference in the depreciation deduction for book and tax purposes, from operating loss carry-forwards, from the difference between the tax and book bases for patent acquisition, and from the acquisition of Carbon Cloth. These result in a net deferred tax asset totaling $4,795,793 at December 31, 2005. However, because management is unable to determine when these deferred assets might be utilized, or that it is more likely than not that the Company will be able to utilize these deductions against future revenues, a valuation allowance has been recorded to completely offset the assets. There is no current income tax benefit or expense to be recorded for the period ended December 31, 2005. The following sets forth the components of income tax expense:

                                                        2005             2004
                                                      ---------       ---------
        Current Federal Income Tax                    $      --       $      --
        Current State Income Tax                             --              --
              Deferred Tax Asset Change                 320,569        (636,244)
        Valuation Allowance Change                     (320,569)        636,244
                                                      ---------       ---------
                   Income Tax Expense                 $      --       $      --
                                                      =========       =========

              Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from differences in the tax and book bases for the patents (including the Carbon Cloth acquisition). The Company's deferred tax liabilities and assets are as set out below:

                                                        2005              2004
                                                     ----------       ----------
        Deferred tax assets:
                Patent costs                         $  574,861       $1,135,040
                Marketable securities                    60,118           76,368
                Net operating losses                  3,875,840        3,588,165
                                                     ----------       ----------

                  Total                              $4,510,819       $4,799,591
                                                     ==========       ==========

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 7 - INCOME TAXES (Continued)
                                                        2005            2004
                                                     -----------    -----------
        Deferred tax liabilities
          Property and equipment                     $        --    $       272
          Investment in carbon cloth                     284,974        324,095
                                                     -----------    -----------

             Total                                   $   284,974    $   324,367
                                                     ===========    ===========

        Net deferred tax asset                       $ 4,795,793    $ 4,475,224
        Valuation allowance                           (4,795,793)    (4,475,224)
                                                     -----------    -----------

                Amount reported on Balance Sheet     $        --    $        --
                                                     ===========    ===========

NOTE 8 - PATENTS, LICENSE, RESEARCH AND DEVELOPMENT

              In August 2005, the Company sold its interests in all patents except the carbon cloth patents to KleenAir Systems International, Inc. (KASI) for a $180,000 accounts receivable to be paid before December 31, 2006, an 8% royalty on the revenues from these patents and a license to manufacture and sell the patented systems in North America. The Company recorded a loss from the sale of patents in the amount of $(91,032). The patents held in 2004 and transferred to KASI in 2005 are as follows:

              Patents Sold
              ------------

              During April 1995, the Company acquired a patent for a proprietary device (the "NOxMASTER(TM)") that had been shown to reduce the pollutant content of emissions from internal combustion engines, primarily automobile engines. The cost of acquiring this patent was capitalized under the caption "Patent license" on the balance sheet. Since the acquisition of this patent, the Company has continued to refine the device and expand its applicability to a wider range of engines and has determined that diesel engines are a more optimal target. Also, the Company has been performing tests aimed at obtaining California and EPA certifications to be able to advertise and sell the device as a pollution reduction system. The Company obtained a ruling from the California Air Resource Board in 2001 that the diesel device does not increase pollutants. Obtaining the ruling and certification greatly expands the markets for the device. The Company's rights to the patent are subject to royalties totaling 7% of wholesale sales. The royalties do not require the Company to make minimum payments. Management has estimated that additional costs required to obtain U.S. and California governmental certifications should be in the $250,000 t0 $400,000 range.

              The Company has continued to obtain additional patents and extend and protect its primary patent. A device for emission control on small engines has also been patented. Legal costs to file these patents are being capitalized.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 8 - PATENTS, LICENSE, RESEARCH AND DEVELOPMENT (continued)

              During 1996, the Company entered into an agreement to grant the Company's president an exclusive license for the worldwide rights to manufacture, market, distribute and sell the NOxMASTER(TM) to gasoline engines. In addition, the agreement granted the same rights for the application of the NOxMASTER(TM) to gasoline engines in Europe, the former Soviet Union, the Middle East, and Africa. In exchange for this transfer, the Company's president has established, KleenAir Systems International, Inc. (KASI), in the United Kingdom and transferred this license to it. KleenAir Systems, Ltd. Of the U.K. is a wholly owned subsidiary of KASI. The Company received a 30% ownership interest in KASI and is to receive a royalty of 8% of its gross revenue from sales of the product.

              During 1998, the Company repurchased the rights to the diesel system in the U.S. market by issuing 1,000,000 shares of common stock to Pollution Control, Inc., an entity controlled by the Company's president. This action was taken based on the advice of financial consultants to the Company.

              The Company and KASI also entered into a license agreement with Extengine Transport Systems, LLC (ETS) which is in the business of commercialization of environmental technologies and products. This is a ten-year, nonexclusive, worldwide manufacturing, marketing, and selling license for NOxMASTER(TM) devices. The Company has also entered into an exclusive ten-year California manufacturing, marketing rights, and distribution rights agreement for application of the NOxMASTER(TM) to gasoline engines and a ten-year, exclusive manufacturing, marketing, and distribution rights agreement for application of the NOxMASTER(TM) devices in China and India and to school and urban buses. These licenses set out per-unit prices and specify minimum annual units for each application once the Company has produced a commercially viable device and demonstrates manufacturing capability. During 2002, the Company moved to eliminate

              ETS's exclusivity in certain markets. This action was undertaken because of certain actions and certain inactions on the part of ETS. During 2004, management negotiated a settlement with ETS for its release of the exclusivity portions of its agreements. This allows the Company to pursue sales of the products in these markets.

              Besides the tests toward certification in California, the products have been tested in England for their application to pollution control on diesel taxicabs and buses. This testing is being carried on by KSl, (See the discussion about related parties at Note 15.) an entity in which the Company owns an indirect equity interest.

              Patents Retained
              ----------------

              During 2002, the Company acquired Carbon Cloth Technologies, Inc. in order to obtain tights to its CarbonGuard(TM) technology. This product is currently being marketed and the Company expects to be able to increase the product's market penetration. The CarbonGuard(TM) is a product that provides innovative insulation capabilities for stationary and high-performance engines.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 9 - PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2005:

              Office furniture and equipment                          $  62,359
              Test vehicles                                              28,928
              Analysis equipment                                        164,432
              Accumulated depreciation                                 (197,925)
                                                                      ---------

              Total property and equipment                            $  57,794
                                                                      =========

              Depreciation expense totaled $41,795 for the year ending December 31, 2005. The office furniture and equipment, the analysis equipment, and the test vehicles are being depreciated on a straight-line basis over five years.

NOTE 10 - COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

              During 1995, the Company adopted a Compensatory Stock Benefit Plan (the 1995 Plan) for the furtherance of the Company by allowing the Company the option of compensating officers, directors, consultants, and certain other service providers who render bona fide services to the Company through the award of the Company's free trading common shares, Under the Plan, 33,333 shares were approved by the Board of Directors, of the shares approved for the Plan, 13,000 shares were issued, 4,667 were committed in agreements with officers, and 2667, were committed to a consultant during 1995. During 1996, 9,667 shares were issued under this plan for directors' fees and officer compensation. These shares have been issued primarily for marketing and promotion services, directors' fees, and services to facilitate of the purchase of the patent.

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

              In July 2000, the Company filed an S-8 registration (the S-8) to register 1,200,000 shares for compensation under five consulting agreements and reserved 750,000 shares for the future exercise of options under an Employee Stock Option Plan, discussed at Note 12. The shares for the consultants were issued in July 2002 in order to obtain those services. Subsequent to this filing, the board has issued 550,000 of the shares reserved for the ESOP. Directors/officers and a key engineering consultant were issued 300,000 of these shares for his services requested that he be allowed to exchange those shares for S-8 shares and was allowed to do so under the advice of legal counsel. During 2002, the Company issued an additional 76,800 shares under this plan.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 10 - COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS (continued)

              In September 2001, the Company filed an amendment to the S-8 to register an additional 2,200,000 shares. Of these shares, 1,270,000 were issued in October to consultants for services to be provided over the next year. Another 21,687 of these shares were issued to product development consultants. During 2002, the Company issued (or contracted to issue), 576,192 shares to consultants and employees.

              In September 2004, the Company filed a second amendment to its S-8 to register another 1,250,000 shares. All of these shares were issued to consultants for services provided during the last quarter of the year.

              During 2005, the Company issued 25,470 S-8 shares and 1,243,700 restricted shares to consultants for services, performed.

              As anticipated by these plans, the Company has acquired services with free trading shares. The Company has also issued unregistered restricted (Rule 144) stock in exchange for services. These transactions have been valued in accordance with the Company's accounting policy regarding stock compensation.

NOTE 11 - EMPLOYEE STOCK OPTION PLAN

              The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan.

NOTE 12 - STOCKHOLDERS' EQUITY

              During 1986, the Company completed an initial offering of 10,000,000 shares of common stock with net proceeds (after commissions) of $112,233. Between that time and December 31, 1993, it is apparent that there were many stock transactions, reverse splits, and other actions. However, records regarding this period of time are not available. Additionally, no records are available which would allow an analysis of the retained earnings balance prior to 1995. Due to this lack of records, management believes that losses indicated by the negative retained earnings would not yield tax benefits to current operations. Inception-to-date information required for development stage companies is also unavailable for this period.

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

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

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

              During March 1999, the Company issued 600,000 shares under its S-8 plan discussed at Note 11 for investment guidance. These shares were valued at $75,000. Public relations/financial services were obtained during 1999 through the issuance of 508,334 shares valued at $175,079. Analysis and test equipment was acquired in exchange for 33,200 shares valued at $8,300. The Company also issued 146,800 shares for $35,800 cash and exchanged 61,334 common shares for the retirement for a like number of preferred shares.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 12 - STOCK HOLDERS' EQUITY (Continued)

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

              The Company issued options to purchase common shares during 1996. These options arose from various transactions. Among these were 210,000 options granted as incentives for enhanced product development efforts. Other options were granted as incentives to sign contracts. All options issued were to purchase one share for each option held. There was no market for these options. During 1996, options were exercised to purchase 75,000 shares. Options were reduced by the 1 for 15 reverse split authorized by the board of directors. No options were exercised during 1997 or 1998. At December 31, 1998, all options had expired.

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

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 12 - STOCK HOLDERS' EQUITY (Continued)

              During 2003, the Company issued the following restricted shares as follows: 750,000 for a total fo $75,000; 215,000 valued at $46,850 for consulting services; 50,000 valued at $8,250 for legal services; 7,600,000 valued at $519,090 to directors and a key research person for services; and 82,500 valued at $12,788 for settlement of claims relating to marketing licenses. The Company also issued unrestricted shares as follows: 2,100,673 valued at $317,003 for consulting services; 22,500 valued at $4,534 for product development efforts; 50,000 valued at $11,625 for settlement of claims related to marketing licenses; 228,932 valued at $55,053 for legal and other professional services; and 52,000 valued at $7,537 for office and clerical services.

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

              The Company issued an option to a consultant to purchase $250,000 worth of stock at a 33% discount off the average bid price for the 10-day period before exercise. This option may be settled by an existing stockholder selling shares rather than by the Company issuing shares, these shares expired in 2004.

              During August 2005, the Company issued 4,000,000 shares of common stock for cash of $180,000. An additional 1,269,170 shares were issued for services valued at $111,701 which equaled the market price of the shares issued.

              Warrants
              --------

             The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

                                        Warrants Outstanding                    Warrants Exercisable
                              ---------------------------------------- ------------------------------------

                                                       Weighed Average
                               Exercise  Number shares   Contractual         Number       Weighted Average
                      Year      Price     outstanding    Life (Years)      Exercisable     Exercise Price
                  ---------------------------------------------------- ------------------------------------
                      2004      $0.08      501,333          2.5              501,333           $0.08
                      2005      $0.08      501,333          1.5              501,333           $0.08

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 12 - STOCK HOLDERS' EQUITY (Continued)

              Transactions involving the Company's warrant issuance are summarized as follows:

                                                                        Weighted
                                                                         Average
                                                           Number of    Exercise
                                                             Shares       Price
                                                            -------     --------
                 Outstanding as of January 1, 2004          250,000         1.00

                 Granted                                    501,333          .08
                 Exercised
                 Cancelled                                  250,000         1.00
                                                            -------     --------
                 Outstanding at December 31, 2004           501,333          .08

                 Granted                                         --           --
                 Exercised                                       --           --
                 Cancelled                                       --           --
                                                            -------     --------
                 Outstanding at December 31, 2005           501,333     $   0.08
                                                            =======     ========

NOTE 13 - EARNINGS PER SHARE

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

NOTE 14 - RELATED PARTY TRANSACTION

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

              During 1998, the Company sold 800,000 shares of common stock to Pollution Control, Inc. for $200,000. These funds were used to prepay financial and public relations services. The service provider also received 2,000,000 shares of restricted common stock that it assigned to Pollution Control in exchange for an equity interest in that entity. As discussed at Note 9, the Company issued 2,000,000 shares of restricted common stock to Pollution Control to repurchase the U.S. marketing rights for its diesel product. Pollution Control is controlled indirectly by the Company's President. Pollution Control's voting rights are held by the Company's President. These transactions effectively

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

              transferred control of the Company to Pollution Control and to the Company's President through his control of that block of voting stock.

              During July 1999, the Board approved the issuance of 420,000 shares of restricted stock to themselves and an engineering consultant for loans provided to the Company during 1998. In October 1998, the Board approved the issuance of 1,000,000 shares to themselves and the consultant in lieu of cash compensation in recognition of services provided to the Company during 1999.

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

              In 2003, the Company generated a significant portion ($202,544)of its revenues from sales of its NOxMASTER(TM) product to KASI which, in turn, sold them to KSL. KSL resold the products to a third party for installation on taxicabs and busses in the U.K. The Company recognized its revenues at the first level, i.e., sales to KASI. At this point, there has been no inclusion of KASI's results of operations in the Company's financials due to cumulative losses incurred by that entity. No eliminations have taken place. This sales structure exists because of licensing arrangements discussed at Note 9.

              During 2004, the Company borrowed an additional $138,015 on the same 7% compounded terms set out above. It also repaid $104,015 of these loans. The Board approved the issuance of 1,200,000 to themselves and an engineering consultant as compensation for their services in lieu of cash payments.

              The Company's president is also serving as a principle officer for KleenAir Systems International Plc. in England and spends significant portions of his time pursuing the activities of those related entities.

              During 2005, the Company transferred all patents except Carbon Cloth Technology to KleenAir Systems International, Inc. for $180,000 and an 8% royalty.

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

              During 2005, officers of the Company advanced $9,694 to the Company to support cash flow requirements. Several officers and employees were repaid a total of $21,790 on their loans to the Company.

NOTE 15 - EXTRAORDINARY LOSS ITEMS

              During February 1996, the Company entered into an agreement to acquire 100% of the stock of National Diversified Telecom, Inc.
              (NDT). The Company's president was also a significant owner of NDT. The acquisition required the issuance of 40,000 shares of the Company's restricted common stock. In addition, the Company advanced $15,000 to NDT for operations. It was subsequently determined that the Company would not benefit from the attributes of NDT that the Company had anticipated. As a result of this determination, the Company defaulted on its agreement to provide an additional $5,000 to NDT and moved to "undo" the agreement. In "undoing" the agreement, the Company did not receive back the %15,000 or the stock. The value of the shares, the $15,000, NDT audit fees paid by the Company and certain other costs have been reported as an extraordinary item in the Statement of Operations.

              In 2002, the Company initiated an acquisition agreement. By the terms of the agreement, the Company issued 500,000 restricted shares to the owner of the target as a discussion incentive. Additional shares and cash were due on consummation. This deal has been placed on hold for at least the time being. The shares, valued at $87,500, have been recorded as an extraordinary expense.

NOTE 16 - ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC.

              Effective April 30, 2002, the Company acquired Carbon Cloth Technologies, Inc. (Carbon Cloth), a California corporation. Carbon Cloth is a manufacturer of automotive thermal management systems. Its CarbonGuard(TM) product is currently installed on a number of New York City Transit Authority buses as enhancements for the operating efficiency of particulate traps. This product generated revenues during 2003 and 2004. Its primary market at this time is environmentally mandated retrofit applications which are largely funded by governmental agencies. These agencies operate under strict annual budgets which limit the size of any given project and cause deferral of work from year to year. As the product continues to prove its viability, sales are expected to grow. It is also anticipated that there will be a synergy of sale form the combination of the Company's emission control device and Carbon Cloth's products.

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

              The purchase price was allocated to the individual assets acquired (primarily the CarbonGuard(TM) product) and liabilities assumed

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 16 - ACQUISITION OF CARBON CLOTH TECHNOLOGIES, INC (Continued)

              based upon their respective fair values at the date of acquisition as set forth below. Accounting rules require the recognition of deferred taxes for difference between the tax bases of the assets acquired and the amount recorded in the consolidated books. The acquisition resulted in the addition of the following balance sheet elements as of April 30, 2002:

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


NOTE 17 - LEASE

              On March 8, 2005, the Company signed a new lease for office space. The lease requires monthly payments of $2,468 and expires in 2 years. Future minimum lease payments are as follows:

                                    2006                           $     29,616
                                    2007                                  7,404
                                                                   ------------
                                                                   $     37,020
                                                                   ============

NOTE 18 - CONCENTRATIONS

              A majority of the Company's NOxMASTER(TM) sales have been for installation in England. Essentially all of the sales revenue reported in 2004 and 2005 were to one customer. These concentrations are expected to continue for at least the near future until such time as the Company can obtain certifications from the CARB and EPA.

NOTE 19 - SUBSEQUENT EVENTS

              Effective January 1, 2006, the Company granted an option to Pollution Control to acquire all the outstanding shares of KleenAir Systems North America, a wholly owned subsidiary of the Company to which the Company has transferred the title to all assets and liabilities of the Company, including the patents and technology of Carbon Cloth.

              The option is exercisable for three years for the purchase price of $1,800,000 payable for five years from 50% of the 8% royalty owned by the Company for revenues generated from Kleen Air Systems International.

NOTE 20 - PRIOR PERIOD ADJUSTMENT

              The 2004 Statements of Operations, Cash Flows and Statements of Stockholders' Equity have been adjusted for a correction of an error discovered in 2005. The Langley Park marketable securities that were restricted at December 31, 2004 were erroneously reported as available for sale and recorded at fair market value, when they should have been recorded at cost less any permanent

                             KLEENAIR SYSTEMS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 20 - PRIOR PERIOD ADJUSTMENT (Continued)

              impairment. The effect of the correction of the error on the 2004 statement of operations was a decreased in the unrecognized loss on marketable securities of $37,221. The net loss was improved by the same amount. The effects are as follows for 2004:

                                                 As Originally       As
                                                   Reported       Adjusted      Difference
                                                  -----------    -----------    -----------
              Income before extraordinary items   $(1,604,617)   $(1,567,596)   $    37,221
                                                  ===========    ===========    ===========
              Net Loss                            $(1,604,617)   $(1,567,596)   $    37,221
                                                  ===========    ===========    ===========
              Earnings Per share                  $      (.03)   $      (.03)   $        --
                                                  ===========    ===========    ===========