Form 10QSB
period 2006-03-31
Migami, Inc.
filed 2006-05-22
CIK 789885

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission file number 033-03362-D

                                  MIGAMI, INC.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         State of Nevada                                    87-0431043
     -------------------------------                      ----------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification #)

              27121 Aliso Creek Road Ste 120, Aliso Viejo, CA 92656
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 831-1045
                                 --------------
                         (Registrant's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 12,673,875 shares of common stock, $0.001 Par Value, outstanding as of MARCH 31, 2006.



    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                                  MIGAMI, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . .   3

     Consolidated Statement of Operations  . . . . . . . . . . . . . . .   4

     Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . .   5

     Consolidated Statement of Stockholders' Equity  . . . . . . . . . .   6

     Selected Information Regarding the Financial Statements . . . . . .   9

 Item 2.  Management's Discussion and Analysis and Plan of Operations . . 14

 Item 3:  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 19


Part II:  Other information


 Item 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 19


Signatures. . . . . . . . . . . . . . . . . . . . . ... . . . . . . . . . 19


Exhibits

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS




                                        MIGAMI, INC.
                              (FORMERLY KLEENAIR SYSTEMS, INC.)
                                (A Development Stage Company)
                                 Consolidated Balance Sheets


                                           ASSETS

                                                                 March 31,     December 31,
                                                                   2006             2005
                                                               ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                 $     40,244    $      6,371
     Accounts receivable, net                                        32,800          32,800
     Accounts receivable - related parties, net                      65,978         180,210
     Parts inventory, at cost                                        40,553          36,553
     Prepaid expenses                                                 6,600           6,600
     Marketable securities                                           99,981         102,655
                                                               ------------    ------------
         Total Current Assets                                       286,156         365,189
                                                               ------------    ------------
PROPERTY AND EQUIPMENT, net                                          49,262          57,794
                                                               ------------    ------------
OTHER ASSETS
     Patent license, net                                          1,089,123       1,113,689
     Deposits and other assets                                       13,607          12,854
                                                               ------------    ------------
         Total Other Assets                                       1,102,730       1,126,543
                                                               ------------    ------------
         TOTAL ASSETS                                          $  1,438,148    $  1,549,526
                                                               ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable                                          $    271,444    $    281,597
     Accounts payable - related parties                              15,000          15,000
     Accrued expenses                                                57,480          57,480
     Advances from directors                                         51,843          46,904
     Notes payable - related entities                               345,265         296,265
                                                               ------------    ------------
         Total Current Liabilities                                  741,032         697,246
                                                               ------------    ------------
CONTINGENT LIABILITIES                                                   --              --
                                                               ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred stock, series A, $0.001 par value (10,000,000
      shares authorized, none outstanding)                               --              --
     Common stock, $0.001 par value (50,000,000 shares
      authorized, 12,673,875 and 12,673,875 shares issued
      and outstanding, respectively)                                 12,674          12,674
     Additional paid-in capital                                  10,292,834      10,292,834
     Deficit accumulated during the development stage            (9,608,392)     (9,453,228)
                                                               ------------    ------------
         Total Stockholders' Equity                                 697,116         852,280
                                                               ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                               $  1,438,148    $  1,549,526
                                                               ============    ============


                           See accompanying selected information.





                                   MIGAMI, INC
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2006               2005
                                                 ------------      ------------

REVENUES
     Sales                                       $         88      $      8,454
     Management fees                                       --            15,750
                                                 ------------      ------------
        Total Revenues                                     88            24,204
                                                 ------------      ------------
COST OF REVENUES                                        1,870             6,810
                                                 ------------      ------------

GROSS PROFIT                                           (1,782)           17,394
                                                 ------------      ------------
PRODUCTION DEVELOPMENT COSTS                            6,810            19,867
                                                 ------------      ------------
OPERATING EXPENSES
     Depreciation                                       8,532            11,041
     Amortization of intangible assets                 24,567            32,723
     Advertising and promotion                            516             1,005
     Other general and administrative                 109,343            93,737
                                                 ------------      ------------
        Total Operating Expenses                      142,958           138,506
                                                 ------------      ------------
LOSS FROM OPERATIONS                                 (151,550)         (140,979)
                                                 ------------      ------------
OTHER INCOME (EXPENSE)
     Unrealized loss on securities                     (2,674)          (12,392)
     Interest expense                                    (940)           (4,755)
                                                 ------------      ------------
        Total Other Income (Expense)                   (3,614)          (17,147)
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES                             (155,164)         (158,126)
     Benefit from deferred taxes                           --                --
                                                 ------------      ------------
NET LOSS                                         $   (155,164)     $   (158,126)
                                                 ============      ============
BASIC LOSS PER SHARE                             $      (0.01)     $      (0.01)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         12,673,875        11,620,041
                                                 ============      ============


                     See accompanying selected information.




                                      MIGAMI, INC.
                           (FORMERLY KLEENAIR SYSTEMS, INC.)
                             (A Development Stage Company)
                         Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                             For the Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  2006         2005
                                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(155,164)   $(158,126)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
     Loss and unrealized loss on securities                        2,674       12,392
     Depreciation                                                  8,532       11,041
     Amortization of:
       Prepaid expenses                                               --       12,450
       Intangibles                                                24,566       32,723
     Stock issued for services                                        --          150
Changes in assets and liabilities:
     Decrease in accounts receivable and accounts
       receivable - related parties                              114,232       59,315
     Increase in inventory                                        (4,000)      (8,124)
     Increase in prepaid expenses                                     --       (2,468)
     Increase in deposits and other assets                          (753)          --
     Increase (decrease) in accounts payable                     (10,153)       9,680
                                                               ---------    ---------
         Net Cash Used in Operating Activities                   (20,066)     (30,967)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for property and equipment                             --         (205)
     Cash paid for patent licensing                                   --      (12,023)
                                                               ---------    ---------
         Net Cash Provided by (Used in) Investing Activities          --      (12,228)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances and loans from related parties                      53,939           --
     Repayments to related parties                                    --      (14,756)
                                                               ---------    ---------
         Net Cash Provided by (Used in) Financing Activities      53,939      (14,756)
                                                               ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                33,873      (57,951)
CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                         6,371       87,696
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  40,244    $  29,745
                                                               =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Payments For:
         Interest                                              $      --    $     960
         Income taxes                                          $      --    $      --
     Non-Cash Investing and Financing Activities

         Consultants and prepaid services                      $      --    $     150

                        See accompanying selected information.






                                                      MIGAMI, INC.
                                            (FORMERLY KLEENAIR SYSTEMS, INC.)
                                              (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

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


                                                      MIGAMI, INC.
                                            (FORMERLY KLEENAIR SYSTEMS, INC.)
                                              (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                             (Continued from previous page)


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



                                                      MIGAMI, INC.
                                            (FORMERLY KLEENAIR SYSTEMS, INC.)
                                              (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (Continued from previous page)


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
                                          =========  ========   ==========  ==========  ===========  =========  ===========

                                            See accompanying selected information.


                                                              8

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)

NOTE 1 -      BASIS OF PRESENTATION

              The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

              The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      FULLY DILUTED LOSS PER SHARE

              Following is a reconciliation of the fully diluted loss per share for the three months ended March 31, 2006 and 2005:

                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                   2006                2005
                                               ------------      --------------
Net loss available to
 common shareholders                           $   (155,164)       $   (158,126)
                                               ============        ============

Weighted average shares                          12,673,875          11,620,041
                                               ------------        ------------

Basic loss per share (based
 on weighted average
 shares)                                       $      (0.01)       $      (0.01)
                                               ============        ============

              As of March 31, 2006, a warrant to purchase 501,333 shares was outstanding as well as an option to purchase $250,000 worth of stock. The shares underlying these items have not been added to outstanding common shares in the presentation above because the presentation would prove to be anti-dilutive.

NOTE 3 -      STOCK SPLIT

              During the three months ended March 31, 2006, the Company effected a five-for-one (5 for 1) reverse stock split of its outstanding common stock. These financial statements have been retroactively restated for the split.

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)


NOTE 4 -      GOING CONCERN

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

              Management has been in contact with various parties who are interested in providing funding for the completion of testing and trials to obtain certifications from the State of California and the EPA regarding the product's ability to function as an emission control device. Because of these contacts, management anticipates that efforts to obtain certification will be continued and that there should be no substantial difficulties in obtaining sufficient financing to obtain such certifications and subsequent distribution. Additionally, testing in England resulted in product sales and installations during 2003 through the Company's U.K. affiliate. Sales/installations were halted during late 2003 and all of 2004 and 2005, due to budgetary limitations under the U.K. trust that is administering the governmental cost sharing program. These sales are expected to resume in 2006 with the advent of a new budget period and final resolution of methods and practices by the trust.

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

                             KLEENAIR SYSTEMS, INC.
                        (A Development Stage Enterprise)
           SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006


                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table sets forth supplemental cash flow disclosures.

                                                               Cumulative
                                                                 During
                                                               Development
                                            2005      2004        Stage
                                         --------- ----------- -----------
Cash payments for:
   Interest                              $   2,662 $     4,612 $    16,557
   Income taxes                                 --          --          --

Non-cash investing and financing
 transactions:
 Stock issued for:
  Compensation and directors' fees       $      --  $   79,985 $ 1,417,850
  Services and prepaid services             36,695     392,498   3,193,095
  Equipment                                     --          --       8,300
  Patent licensing                              --          --      14,900
  Repurchase of U.S. diesel license             --          --      62,500
  Acquisition of National Diversified
    Telecom, Inc.                               --          --     140,550
  Sale of marketing licenses for notes
    receivable                                  --          --   1,736,558
  Acquisition of Carbon Cloth
    Technologies, Inc.                          --          --     981,514
  Uncompleted business acquisition              --          --      87,500
  Investment in marketable security             --   1,408,324   1,408,234

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

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues for the three months of the first quarter of 2006 were $ 88 compared to $ 24,204 with cost of goods sold at $ 1,870 and 6,818$, respectively, for the same period last year.

Gross profit for the quarter was ($1,782) compared to a gross profit of $17,394 last year.

Operating expenses for the first quarter of 2006 increased from $138,506 in 2005 to $142,958 in 2006.The main areas of saving have been in consultant fees and rent. As of April, the Company moved into smaller facilities and moved its dynamometer and testing equipment into a Dinex facility where the two companies can share our testing capability.

Loss for the quarter was down from $158,126 in 2005 to $155,166 for 2006.


LIQUIDITY AND SOURCE OF CAPITAL

The Company has continued to make private placements of stock to meet its working capital needs and has arrangements in place to sell more stock as and when needed. In addition, various officers and directors have made short-term loans to the Company as needed. In 2005, private placements plus the sale of the Company's investment in Langley Park Investment Trust met the working capital requirement for the year in the absence of cash generated from sales revenue.

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

Some forty Light Commercial Vehicles have been installed with these combination particulate and Nox reduction systems in the fleet of a major U.K. local authority. In addition, systems have been installed on twenty- four London sightseeing buses.

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

                                    MIGAMI, INC.

Date:  May 22, 2006                 By: /s/ LIONEL SIMONS
                                        ----------------------------------------
                                        Lionel Simons, President,
                                        Secretary, Principal Accounting Officer,
                                        and Principal Financial Officer