Form 10QSB
period 2006-06-30
Migami, Inc.
filed 2006-08-18
CIK 789885

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006

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

There were 12,673,875 shares of common stock, $0.001 Par Value, outstanding as of June 30, 2006.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2006 AND DECEMBER 31, 2005

                                           MIGAMI, INC.
                                (FORMERLY KLEENAIR SYSTEMS, INC.)
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets


                                              ASSETS
                                              ------
                                                                   June 30,         December 31,
                                                                     2006              2005
                                                                 -------------      -------------
                                                                  (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                   $       9,844      $       6,371
     Accounts receivable, net                                           32,800             32,800
     Accounts receivable - related parties, net                         65,978            180,210
     Parts inventory, at cost                                           40,553             36,553
     Prepaid expenses                                                    6,600              6,600
     Marketable securities                                             100,041            102,655
                                                                 -------------      -------------

         Total Current Assets                                          255,816            365,189
                                                                 -------------      -------------

PROPERTY AND EQUIPMENT, net                                             41,257             57,794
                                                                 -------------      -------------

OTHER ASSETS

     Patent license, net                                             1,064,556          1,113,689
     Deposits and other assets                                          13,607             12,854
                                                                 -------------      -------------

         Total Other Assets                                          1,078,163          1,126,543
                                                                 -------------      -------------

         TOTAL ASSETS                                            $   1,375,236      $   1,549,526
                                                                 =============      =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES

     Accounts payable                                            $     287,528      $     281,597
     Accounts payable - related parties                                 15,000             15,000
     Accrued expenses                                                   57,480             57,480
     Advances from directors                                            51,646             46,904
     Notes payable - related entities                                  390,265            296,265
                                                                 -------------      -------------

         Total Current Liabilities                                     801,919            697,246
                                                                 -------------      -------------

CONTINGENT LIABILITIES                                                      --                 --
                                                                 -------------      -------------

STOCKHOLDERS' EQUITY

     Preferred stock, series A, $0.001 par value (10,000,000
      shares authorized, none outstanding)                                  --                 --
     Common stock, $0.001 par value (50,000,000 shares
      authorized, 12,673,875 and 12,673,875 shares issued
      and outstanding, respectively)                                    12,674             12,674
     Additional paid-in capital                                     10,292,834         10,292,834
     Deficit accumulated during the development stage               (9,732,191)        (9,453,228)
                                                                 -------------      -------------

         Total Stockholders' Equity                                    573,317            852,280
                                                                 -------------      -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   1,375,236      $   1,549,526
                                                                 =============      =============



                                                  MIGAMI, INC.
                                        (Formerly Kleenair Systems, Inc.)
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                For the Three Months Ended           For the Six Months Ended
                                                          June 30,                           June 30,
                                              ------------------------------      ------------------------------
                                                  2006              2005              2006              2005
                                              ------------      ------------      ------------      ------------

REVENUES

     Sales                                    $         --      $     40,930      $         88      $     49,384
     Management fees                                    --            15,750                --            31,500
                                              ------------      ------------      ------------      ------------

         Total Revenues                                 --            56,680                88            80,884
                                              ------------      ------------      ------------      ------------

COST OF REVENUES                                       367            32,814             2,237            39,624
                                              ------------      ------------      ------------      ------------

GROSS PROFIT (LOSS)                                   (367)           23,866            (2,149)           41,260
                                              ------------      ------------      ------------      ------------

PRODUCTION DEVELOPMENT COSTS                         1,791            20,853             8,601            72,390
                                              ------------      ------------      ------------      ------------

OPERATING EXPENSES

     Depreciation                                    8,737             9,125            17,269            20,166
     Amortization of intangible assets              24,566            32,575            49,133            65,298
     Advertising and promotion                         355               685               871             1,690
     Other general and administrative               86,641           115,931           195,984           209,668
                                              ------------      ------------      ------------      ------------

         Total Operating Expenses                  120,299           158,316           263,257           296,822
                                              ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                              (122,457)         (155,303)         (274,007)         (327,952)
                                              ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

     Unrealized gain (loss) on securities               63            44,461            (2,611)           32,069
     Loss on sale of stock                              --           (78,632)               --           (78,632)
     Interest expense                               (1,405)           (4,725)           (2,345)           (9,480)
                                              ------------      ------------      ------------      ------------

         Total Other Income (Expense)               (1,342)          (38,896)           (4,956)          (56,043)
                                              ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                          (123,799)         (194,199)         (278,963)         (383,995)

     Benefit from deferred taxes                        --                --                --                --
                                              ------------      ------------      ------------      ------------

NET LOSS                                      $   (123,799)     $   (194,199)     $   (278,963)     $   (383,995)
                                              ============      ============      ============      ============

BASIC LOSS PER SHARE                          $      (0.01)     $      (0.02)     $      (0.02)     $      (0.03)
                                              ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      12,673,875        11,809,352        12,673,875        11,715,220
                                              ============      ============      ============      ============



                                          MIGAMI, INC.
                               (FORMERLY KLEENAIR SYSTEMS, INC.)
                                 (A Development Stage Company)
                             Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                     For the Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                     2006              2005
                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $   (278,963)     $   (383,995)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Realized and unrealized loss on securities                         2,611            46,562
     Loss on disposition of assets                                         --             7,431
     Depreciation                                                      17,269            20,166
     Amortization of:
       Prepaid expenses                                                    --            12,450
       Intangibles                                                     49,133            65,297
     Stock issued for services                                             --            24,390
Changes in assets and liabilities:
     Decrease in accounts receivable and accounts
       receivable - related parties                                   114,232            65,664
     Increase in inventory                                             (4,000)             (151)
     Decrease in prepaid expenses                                          --            11,237
     Increase in deposits and other assets                               (753)               --
     Increase in accounts payable and accrued expenses                  5,935            44,759
                                                                 ------------      ------------

         Net Cash Used in Operating Activities                        (94,536)          (86,190)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for property and equipment                                (733)           (1,705)
     Proceeds from disposition of assets                                   --             9,750
     Proceeds from sale of stock                                           --            51,645
     Cash paid for patent licensing                                        --           (16,835)
                                                                 ------------      ------------

         Net Cash Provided by (Used in) Investing Activities             (733)           42,855
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances and loans from related parties                           98,742             2,922
     Proceeds from issuing stock                                           --            25,000
     Repayments to related parties                                         --           (14,756)
                                                                 ------------      ------------

         Net Cash Provided by Financing Activities                     98,742            13,166
                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      3,473           (30,169)

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                              6,371            87,696
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      9,844      $     57,527
                                                                 ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:

         Interest                                                $         --      $      1,608
         Income taxes                                            $         --      $         --

     Non-Cash Investing and Financing Activities

         Consultants and prepaid services                        $         --      $     24,390


                                               3

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005
                                   (Unaudited)

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

              The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      FULLY DILUTED LOSS PER SHARE

              Following is a reconciliation of the fully diluted loss per share for the three months and six months ended June 30, 2006 and 2005:

                                                           For the
                                                     Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                    2006              2005
                                                ------------      ------------
               Net loss available to
                common shareholders             $   (123,799)     $   (194,199)
                                                ============      ============

               Weighted average shares            12,673,875        11,809,352
                                                ------------      ------------

               Basic loss per share (based
                on weighted average shares)     $      (0.01)     $      (0.02)
                                                ============      ============


                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                ------------------------------
                                                    2006              2005
                                                ------------      ------------

               Net loss available to
                common shareholders             $   (278,963)     $   (383,995)
                                                ============      ============

               Weighted average shares            12,673,875        11,715,220
                                                ------------      ------------

               Basic loss per share (based
                on weighted average shares)     $      (0.02)     $      (0.03)
                                                ============      ============

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005
                                   (Unaudited)

NOTE 2 -      FULLY DILUTED LOSS PER SHARE (Continued)

              As of June 30, 2006, a warrant to purchase 501,333 shares was outstanding as well as an option to purchase $250,000 worth of stock. The shares underlying these items have not been added to outstanding common shares in the presentation above because the presentation would prove to be anti-dilutive.

NOTE 3 -      STOCK SPLIT

              During the six months ended June 30, 2006, the Company effected a five-for-one (5 for 1) reverse stock split of its outstanding common stock. These financial statements have been retroactively restated for the split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 2006 were $88 compared to $80,884 for the same period in 2005. Cost of goods sold for the six months ended June 30, 2006 were $2,237 compared to $39,624 for the same period in 2005.

Gross profit (loss) for the six months ended June 30, 2006 was ($2,149) compared to $41,260 for the same period in 2005.

Operating expenses for the six months ended June 30, 2006 were reduced from $296,822 for the same period in 2005 to $263,257 in 2006.

Net loss for the six months ended June 30, 2006 was down from $383,995 for the same period in 2005 to $278,963 for 2006.

LIQUIDITY AND SOURCE OF CAPITAL

Various officers and directors have made short-term loans to the Company as needed. In 2005, private placements plus the sale of the Company's investment in Langley Park Investment Trust met the working capital requirement for the year in the absence of cash generated from sales revenue. In August 2005 the Company sold to KleenAir Systems International plc, of London, England its Intellectual Property rights for approximately $180,000 plus a royalty on gross sales of 8%. This cash is being used to meet the working capital requirements of the Company.

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

As a result of an extensive test and evaluation program funded by the Energy Savings Trust (EST) and implemented on a variety of vehicles over the last four years, the Company has now been included as an approved vendor on the EST Cleanup Register in a number of categories. It has completed an additional test program for EST on several London taxicabs incorporating an updated light duty combination particulate filter and NOxMaster(TM) NOx reduction system manufactured and installed by the Company's licensee in Europe, Dinex A/S. These tests were satisfactorily concluded in March.

Some forty Light Commercial Vehicles have been installed with these combination particulate and Nox reduction systems in the fleet of a major U.K. local authority. In addition, systems have been installed on twenty- four London sightseeing buses.

The Company is the only entry in the SCR category for retrofit. In addition, the Company's Selected Catalytic Reduction and Filter (SCRF) systems, which combine high levels of emission reduction for both NOx and PM (particulates) together with CO and HC, has become the sole entry for light and medium duty vehicles in a new especially-created category called SCRF, which has the highest level of funding grants. The Eminox is the only other SCRF product for heavy duty and has recently been added to the Clean Up register. The Company's systems have now been qualified for a variety of vehicles ranging from light-duty taxi applications, to light commercial vans, shuttle buses and heavy duty bus transport applications. However, the Department for Transport has recently announced that most Government funding programs for the installation of retrofit emissions technology are being suspended.

The Company's technology is expected to be launched in a variety of market segments in the U.K., and subsequently in other European countries such as Italy, Switzerland, Austria, Germany, Holland, Spain and France.

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

The Public Carriage Office (PCO) has announced a mandate for the upgrade of some 13,500 London Taxis to Euro 3 emission standards. The The start date for this program is July 2006. It is expected that there will be 1,500 upgrades for 2006. The estimated number for 2007 is 8,000 with a further 4,000 in 2008.

In his policy statement in July 2006, the Mayor of London, Ken Livingstone, confirmed plans for a Low Emission Zone for all areas of London within the M25 Ring Road. It is estimated that this will impact up to 50,000 vehicles by the middle of 2008 and a further 100,000 to 200,000 by the end of 2012. The Company's products already qualify to meet the required emission standards for such mandated upgrades and have been approved by the Energy Savings Trust for such applications.

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

The Company has now received approval from CARB for its applications for Retrofit Verification for medium heavy-duty vehicles using its NOxMaster(TM) NOx reduction system. Approval has also been received from the EPA to proceed with an application for certification of the combination package of its Oxidizing Particulate Trap (OPT) with the NOxMaster(TM) for both high particulate reduction as well as high NOx reduction. However, the Company has negotiated an arrangement with the EPA and CARB for a single testing protocol that would satisfy both their requirements rather than having to bear the considerable cost of running two separate test programs for the same product. Applications have been on file with both institutions for a long time. The actual Retrofit Verification Program is currently expected to commence during the first quarter of 2007.

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

The U.K. affiliate, KleenAir Systems International Plc (KSIP), has successfully raised approximately $1,500,000 in private equity funding. This funding diluted the Company's ownership interest to approximately 23%. In March 2006, KSIP was listed on the Alternative Investment Market and raised approximately $2,500.000. As a result, the Company's ownership interest was further diluted to a level of approximately 17%. The funding strategy is designed to provide the working capital necessary to fully exploit the commercialization opportunity in Europe for the Company's products.

In December 2005 the Company signed an agreement to acquire Innovay, Inc. and has filed a 14C with the SEC describing this proposed transaction. In anticipation of closing this transaction the Company arranged for a 5 to 1 reverse split during the first quarter and changed its name from KleenAir systems, Inc to Migami, Inc. Its symbol was changed from KAIR to MIGA. The Company received from the SEC a series of questions related to its 14C submission and it is anticipated that the response to those questions will be filed by mid-August.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) The management of KleenAir Systems, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2006, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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

                                    MIGAMI, INC.

Date:  August 18, 2006              By: /s/ LIONEL SIMONS
                                        ----------------------------------------
                                        Lionel Simons, President,
                                        Secretary, Principal Accounting Officer,
                                        and Principal Financial Officer