Form 10QSB
period 2006-09-30
Migami, Inc.
filed 2006-11-14
CIK 789885

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2006

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

There were 12,673,875 shares of common stock, $0.001 Par Value, outstanding as of September 30, 2006.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                         MIGAMI, INC.
                               (FORMERLY KLEENAIR SYSTEMS, INC.)
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets

                                            ASSETS
                                            ------
                                                                  September 30,   December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                  (Unaudited)

CURRENT ASSETS

      Cash and cash equivalents                                   $     39,810    $      6,371
      Accounts receivable, net                                           9,616          32,800
      Accounts receivable - related parties, net                             -         180,210
      Parts inventory, at cost                                          40,353          36,553
      Prepaid expenses                                                   6,600           6,600
      Marketable securities                                             90,710         102,655
                                                                  ------------    ------------

          Total Current Assets                                         187,089         365,189
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT, net                                             32,770          57,794
                                                                  ------------    ------------

OTHER ASSETS

      Patent license, net                                            1,039,989       1,113,689
      Deposits and other assets                                         13,607          12,854
                                                                  ------------    ------------

          Total Other Assets                                         1,053,596       1,126,543
                                                                  ------------    ------------

          TOTAL ASSETS                                            $  1,273,455    $  1,549,526
                                                                  ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES

      Accounts payable                                            $    255,320    $    281,597
      Accounts payable - related parties                                15,000          15,000
      Accrued expenses                                                  57,480          57,480
      Advances from directors                                           41,000          46,904
      Notes payable - related entities                                 402,419         296,265
                                                                  ------------    ------------

          Total Current Liabilities                                    771,219         697,246
                                                                  ------------    ------------

CONTINGENT LIABILITIES                                                       -               -
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY

      Preferred stock, series A, $0.001 par value (10,000,000
       shares authorized, none outstanding)                                  -               -
      Common stock, $0.001 par value (50,000,000 shares
       authorized, 12,673,875 and 12,673,875 shares issued
       and outstanding, respectively)                                   12,674          12,674
      Additional paid-in capital                                    10,292,834      10,292,834
      Deficit accumulated during the development stage              (9,803,272)     (9,453,228)
                                                                  ------------    ------------

          Total Stockholders' Equity                                   502,236         852,280
                                                                  ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  1,273,455    $  1,549,526
                                                                  ============    ============

    The accompanying notes are an integral part of these consolidated financial statements.


                                              1

                                                MIGAMI, INC.
                                     (Formerly Kleenair Systems, Inc.)
                                       (A Development Stage Company)
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
REVENUES

      Sales                                    $          -    $          -    $         88    $     49,384
      Management fees                                     -          15,750               -          47,250
                                               ------------    ------------    ------------    ------------

          Total Revenues                                  -          15,750              88          96,634
                                               ------------    ------------    ------------    ------------

COST OF REVENUES                                        205           1,572           2,442          41,196
                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                           (205)         14,178          (2,354)         55,438
                                               ------------    ------------    ------------    ------------

PRODUCTION DEVELOPMENT COSTS                              -          12,320           8,023          84,710
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES

      Depreciation                                    8,488           8,809          25,757          28,975
      Amortization of intangible assets              24,567          27,417          73,700          92,715
      Advertising and promotion                         399           1,508           1,270           3,198
      Other general and administrative               31,374          66,608         223,248         276,276
                                               ------------    ------------    ------------    ------------

          Total Operating Expenses                   64,828         104,342         323,975         401,164
                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (65,033)       (102,484)       (334,352)       (430,436)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

      Unrealized gain (loss) on securities           (9,339)         22,220         (11,945)         54,289
      Loss on sale of stock                               -               -               -         (78,632)
      Loss on disposition of assets                       -          (7,674)              -          (7,674)
      Interest expense                               (1,402)         (4,834)         (3,747)        (14,314)
                                               ------------    ------------    ------------    ------------

          Total Other Income (Expense)              (10,741)          9,712         (15,692)        (46,331)
                                               ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                            (75,774)        (92,772)       (350,044)       (476,767)

      Benefit from deferred taxes                         -               -               -               -
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $    (75,774)   $    (92,772)   $   (350,044)   $   (476,767)
                                               ============    ============    ============    ============

BASIC LOSS PER SHARE                           $      (0.01)   $      (0.01)   $      (0.03)   $      (0.04)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       12,673,875      12,318,676      12,673,875      11,918,582
                                               ============    ============    ============    ============

          The accompanying notes are an integral part of these consolidated financial statements.


                                                     2

                                       MIGAMI, INC.
                             (FORMERLY KLEENAIR SYSTEMS, INC.)
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                     2006          2005
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $ (350,044)   $ (476,767)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Realized and unrealized loss on securities                      11,945        24,342
      Loss on disposition of assets                                        -         7,674
      Depreciation                                                    25,757        28,975
      Amortization of:
        Prepaid expenses                                                   -        12,450
        Intangibles                                                   73,700        92,714
      Stock issued for services                                            -        36,695
Changes in assets and liabilities:
      Decrease in accounts receivable and accounts
        receivable - related parties                                 203,394        66,743
      Increase in inventory                                           (3,800)         (151)
      Decrease in prepaid expenses                                         -         5,437
      (Increase) decrease in deposits and other assets                  (753)       50,000
      Increase in accounts payable and accrued expenses              (26,277)      (11,161)
                                                                  ----------    ----------

          Net Cash Used in Operating Activities                      (66,078)     (163,049)
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash paid for property and equipment                              (733)       (4,473)
      Proceeds from disposition of assets                                  -         9,750
      Proceeds from sale of stock                                          -        51,645
      Cash paid for patent licensing                                       -       (19,505)
                                                                  ----------    ----------

          Net Cash Provided by (Used in) Investing Activities           (733)       37,417
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Advances and loans from related parties                        100,250         2,922
      Proceeds from issuing stock                                          -        75,000
      Repayments to related parties                                        -       (21,000)
                                                                  ----------    ----------

          Net Cash Provided by Financing Activities                  100,250        56,922
                                                                  ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    33,439       (68,710)

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                             6,371        87,696
                                                                  ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   39,810    $   18,986
                                                                  ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

      Cash Payments For:

          Interest                                                $       -    $    2,662
          Income taxes                                            $       -    $        -

      Non-Cash Investing and Financing Activities

          Consultants and prepaid services                        $       -    $   36,695

  The accompanying notes are an integral part of these consolidated financial statements.


                                             3

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005
                                   (Unaudited)

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

          The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  FULLY DILUTED LOSS PER SHARE

          Following is a reconciliation of the fully diluted loss per share for the three months and nine months ended September 30, 2006 and 2005:

                                                       For the
                                                  Three Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
          Net loss available to
           common shareholders               $    (71,081)   $    (92,772)
                                             ============    ============

          Weighted average shares              12,673,875      12,318,676
                                             ------------    ------------
          Basic loss per share (based
           on weighted average shares)       $      (0.01)   $      (0.01)
                                             ============    ============

                                                       For the
                                                   Nine Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
          Net loss available to
           common shareholders               $   (345,351)   $   (476,767)
                                             ============    ============
          Weighted average shares              12,673,875      11,918,582
                                             ------------    ------------
          Basic loss per share (based
           on weighted average shares)       $      (0.03)   $      (0.04)
                                             ============    ============

                                  MIGAMI, INC.
                       (FORMERLY, KLEENAIR SYSTEMS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005
                                   (Unaudited)

NOTE 2 -  FULLY DILUTED LOSS PER SHARE (Continued)

          As of September 30, 2006, a warrant to purchase 501,333 shares was outstanding as well as an option to purchase $250,000 worth of stock. The shares underlying these items have not been added to outstanding common shares in the presentation above because the presentation would prove to be anti-dilutive.

NOTE 3 -  STOCK SPLIT

          During the nine months ended September 30, 2006, the Company effected a five-for-one (5 for 1) reverse stock split of its outstanding common stock. These financial statements have been retroactively restated for the split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 2006 were $88 compared to $96,634 for the same period in 2005. Cost of goods sold for the nine months ended September 30, 2006 were $2,442 compared to $41,196 for the same period in 2005.

Operating expenses for the nine months ended September 30, 2006 were reduced from $401,164 for the same period in 2005 to $323,975 in 2006.

Net loss for the nine months ended September 30, 2006 was down from $476,767 for the same period in 2005 to $350,044 for 2006.

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

The Public Carriage Office (PCO) has announced a mandate for the upgrade of some 13,500 London Taxis to Euro 3 emission standards. The start date for this program was July 2006. It is expected that there will be 1,500 upgrades for 2006. The estimated number for 2007 is 8,000 with a further 4,000 in 2008.

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

In December 2005 the Company signed an agreement to acquire Innovay, Inc. and has filed a 14C with the SEC describing this proposed transaction. In anticipation of closing this transaction the Company arranged for a 5 to 1 reverse split during the first quarter and changed its name from KleenAir systems, Inc to Migami, Inc. Its symbol was changed from KAIR to MIGA. The Company received from the SEC a series of questions related to its 14C submission. The response to those questions was filed in early November.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, the Company had no off-balance sheet arrangements.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) The management of KleenAir Systems, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2006, in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic Exchange Act filings.

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

                                    MIGAMI, INC.

Date:  November 13, 2006            By: /s/ LIONEL SIMONS
                                        ----------------------------------------
                                        Lionel Simons, President,
                                        Secretary, Principal Accounting Officer,
                                        and Principal Financial Officer