Form 10KSB/A
period 2005-12-31
Migami, Inc.
filed 2006-12-12
CIK 789885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A


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


              3701 Wilshire Blvd, Suite 506, Los Angeles, CA 90010
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                    Issuer's telephone number: (213) 739-1700

         Securities registered under Section 12 (g) of the Exchange Act:
                                      None


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

                                   KLEENAIR SYSTEMS, INC.


DATE: December 12, 2006            /s/ LIONEL SIMONS
                                   ------------------------------------
                                   BY: LIONEL SIMONS
                                   PRESIDENT, SECRETARY, PRINCIPAL
                                   ACCOUNTING OFFICER, & PRINCIPAL
                                   FINANCIAL OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                     TITLE             DATE
--------------------------             --------       --------------

 /S/ LIONEL SIMONS                     DIRECTOR       DECEMBER 12, 2006
----------------------
 LIONEL SIMONS


 /S/ LESTER BERRIMAN                   DIRECTOR       DECEMBER 12, 2006
-----------------------
 LESTER BERRIMAN

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheet.................................................  F-4

Consolidated Statements of Operations......................................  F-6

Consolidated Statements of Stockholders' Equity............................  F-7

Consolidated Statements of Cash Flows......................................  F-9

Notes to the Consolidated Financial Statements............................. F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors
Migami, Inc.
Aliso Viejo, California
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Migami, Inc. (formerly KleenAir Systems, Inc.) (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Migami, Inc. (formerly KleenAir Systems, Inc.) (a development stage company) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
February 10, 2006

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
KleenAir Systems, Inc.
Irvine, California


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of KleenAir Systems, Inc. (a development stage Company) for the year December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of KleenAir Systems, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 2 to the financial statements, the Company is still in the development stage and has not established sustained operating revenues. This situation raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this situation are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

March 31, 2005


                                  MIGAMI, INC.
                       (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

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




                                       MIGAMI, INC.
                            (FORMERLY KLEENAIR SYSTEMS, INC.)
                              (A Development Stage Company)
                          Consolidated Statements of Operations


                                                For the Years Ended
                                                    December 31,             Cumulative
                                            ----------------------------    During Devel-
                                                2005            2004        opment State
                                            ------------    ------------    ------------
                                                             (Restated)
REVENUES

    Sales                                   $     49,976    $     35,937    $    995,929
    Royalties                                         --           5,525          25,417
                                            ------------    ------------    ------------

       Total Revenues                             49,976          41,462       1,021,346

COST OF REVENUES                                  44,049          38,152         780,538
                                            ------------    ------------    ------------

GROSS PROFIT                                       5,927           3,310         240,808
                                            ------------    ------------    ------------

PRODUCTION DEVELOPMENT COSTS                      26,913         172,682       1,438,600

OPERATING EXPENSES

    Personnel costs                               49,830         192,465       1,480,039
    Consultants                                  180,080         503,120       3,409,926
    Professional fees                            127,052          58,032         684,311
    Office expenses                                8,179           7,752          69,209
    Depreciation                                  41,795          51,591         204,906
    Amortization of intangible assets            106,424         129,434         417,517
    Advertising and promotion                      5,812          33,781         270,534
    Rent                                          57,821         147,647         415,685
    Travel                                        21,285          50,312         368,170
    Other expenses                                75,906          48,999         292,062
    Bad debts                                         --           1,000         221,000
    Other                                             --              --         171,378
                                            ------------    ------------    ------------

       Total Operating Expenses                  674,184       1,224,133       8,004,737
                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                            (695,170)     (1,393,505)     (9,202,529)
                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE)

    Interest income                                   --              --           2,526
    Management fees                               63,000         110,478         173,478
    Loss on sale of securities                   (12,392)       (101,887)       (114,279)
    Unrealized loss on securities                (65,732)       (154,656)       (220,388)
    Interest expense                            (105,334)        (20,156)       (144,927)
    Loss on foreign exchange transactions             --          (7,670)         (7,670)
    Loss from sale of assets                     (91,032)             --         (91,032)
    Loss on abandoned equipment                  (10,968)             --         (10,968)
    Amortize discount on receivables                  --              --          20,259
                                            ------------    ------------    ------------

       Total Other Income (Expense)         $   (222,458)   $   (173,891)   $   (393,001)
                                            ------------    ------------    ------------

            The accompanying notes are an integral part of these consolidated financial statements.


                                       MIGAMI, INC.
                            (FORMERLY KLEENAIR SYSTEMS, INC.)
                              (A Development Stage Company)
                          Consolidated Statements of Operations


                                                For the Years Ended
                                                    December 31,             Cumulative
                                            ----------------------------    During Devel-
                                                2005            2004        opment State
                                            ------------    ------------    ------------
                                                             (Restated)


LOSS BEFORE INCOME TAXES                        (917,628)     (1,567,396)     (9,595,530)

    Benefit from deferred taxes                       --              --    $    397,852
                                            ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEMS                 (917,628)     (1,567,396)     (9,197,678)

    Costs of terminated acquisitions                  --              --        (255,550)
                                            ------------    ------------    ------------

NET COMPREHENSIVE LOSS                      $   (917,628)   $ (1,567,396)   $ (9,453,228)
                                            ============    ============    ============

BASIC LOSS PER SHARE
  Loss per share before extraordinary items $      (0.02)   $      (0.03)   $      (0.54)
  Loss per share from extraordinary items             --              --           (0.02)
                                            ------------    ------------    ------------
  Basic net loss per share                  $      (0.02)   $      (0.03)   $      (0.56)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    60,335,130      47,375,811      16,878,230
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



                                                            MIGAMI, INC.
                                                  (FORMERLY KLEENAIR SYSTEMS, INC.)
                                                    (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, January 1, 1995                   --    $        --         74,132   $        74   $   151,444   $       --    $  (151,518)

Stock issued:  For cash                    --             --         27,334            27        66,982           --             --
  For adjustment                           --             --            534             1            --           --             --
  For consulting services                  --             --         86,148            86       279,439           --             --
  For professional services                --             --          4,666             5        12,745           --             --
  For purchase of patent rights       933,334            934         60,000            60        13,905           --             --
  For directors' compensation              --             --          4,000             4        22,496           --             --
  For officers' compensation           33,334             33          9,334             9       194,958           --             --
Other contributed capital                  --             --             --            --         2,367           --             --
Options compensation                       --             --             --            --        70,313     (152,016)            --

Net loss for the period ended
  December 31, 1995                        --             --             --            --            --           --       (329,289)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1995            966,668            967        266,148           266       814,649     (152,016)      (480,807)

Stock issued:  For services            13,332             13         24,666            25       201,837      (78,750)            --
  For officers' compensation           33,332             33             --            --        15,592      (15,625)            --
  For aborted acquisition                  --             --         40,000            40       140,510           --             --
Exercise of options                        --             --         75,000            75       112,424           --             --
Conversion to common                 (318,666)          (319)       318,666           319            --           --             --

Net loss for the year ended
  December 31, 1996                        --             --             --            --            --      187,346       (716,511)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1996            694,666            694        724,480           725     1,285,012      (59,045)    (1,197,318)

Stock issued:  For cash                    --             --        120,000           120        14,880           --             --
  For officers compensation            33,334             33             --            --         3,842       (3,875)            --
Conversion to common                 (100,000)          (100)       100,000           100            --           --             --

Net loss for the year ended
  December 31, 1997                        --             --             --            --            --       37,979        (55,438)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------
Balance, December 31, 1997            628,000            627        944,480   $       945   $ 1,303,734   $  (24,941)   $(1,252,756)

Stock issued:  For cash                    --             --        800,000           800       199,200           --             --
  For services                             --             --      2,120,000         2,120        92,255           --             --
  To officers' and directors'              --             --        320,000           320        59,680           --             --
  For diesel license                       --             --      2,000,000         2,000        60,500           --             --
Conversion to common                 (403,334)          (403)       403,334           403            --           --             --

Net loss for the year ended
  December 31, 1998                        --             --             --            --            --       24,941       (305,561)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1998            224,666    $       224      6,587,814   $     6,588   $ 1,715,369   $       --    $(1,558,317)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

                         The accompanying notes are an integral part of these consolidated financial statements.



                                                            MIGAMI, INC.
                                                  (FORMERLY KLEENAIR SYSTEMS, INC.)
                                                    (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                              Continued

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------
Balance, December 31, 1998            224,666    $       224      6,587,814   $     6,588   $ 1,715,369   $       --    $(1,558,317)

Stock issued:  For cash                    --             --        146,800           147        35,653           --             --
  For equipment                            --             --         33,200            33         8,267           --             --
  For services                             --             --      1,103,334         1,103       247,179           --             --
  For services - officers'
    and directors'                         --             --      1,425,000         1,425       408,808           --             --
Conversion to common                  (61,334)           (61)        61,334            61            --           --             --

Net loss for the period ended
  December 31, 1999                        --             --             --            --            --           --       (802,722)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 1999            163,332            163      9,357,482         9,357     2,415,276           --     (2,361,039)

Stock issued:  For cash                    --             --      1,414,000         1,414       357,336           --             --
  For services                             --             --      1,642,666         1,643       600,024           --             --
  As promotion                             --             --          1,600             2         3,199           --             --
Conversion to common                 (163,332)          (163)       163,334           163            --           --             --

Net loss for the period ended
  December 31, 2000                        --             --             --            --            --           --       (717,012)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2000                 --             --     12,579,082        12,579     3,375,835           --     (3,078,051)

Stock issued:  For cash                    --             --        195,000           195       104,805           --             --
  For services                             --             --      1,749,487         1,749       293,087           --             --
  For services - officers'
    and directors'                         --             --        850,000           850        77,690           --             --
  For rent                                 --             --         17,500            18         6,232           --             --

Net loss for the period ended
  December 31, 2001                        --             --             --            --            --           --       (623,811)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2001                 --             --     15,391,069        15,391     3,857,649           --     (3,701,862)

Stock issued:  For cash                    --             --      2,804,545         2,805     1,717,195           --             --
  For services                             --             --      1,201,692         1,202       404,232           --             --
  For acquisition of Carbon Cloth          --             --        873,250           873       968,434           --             --
Contributed inventory                      --             --             --            --        12,207           --             --

Net loss for the period ended
  December 31, 2002                        --             --             --            --            --           --     (1,119,045)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2002                 --             --     20,270,556        20,271     6,959,717           --     (4,820,907)

Stock issued:  For cash                    --             --        750,000           750        74,250           --             --
  For services - officers'
    and directors'                         --             --      7,600,000         7,600       511,490           --             --
  For services                             --             --      2,801,605         2,801       460,839           --             --

Net loss for the period ended
  December 31, 2003                        --             --             --            --            --           --     (2,147,297)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2003                 --    $        --     31,422,161   $    31,422   $ 8,006,296   $       --    $(6,968,204)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

                         The accompanying notes are an integral part of these consolidated financial statements.



                                                            MIGAMI, INC.
                                                  (FORMERLY KLEENAIR SYSTEMS, INC.)
                                                    (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                              Continued

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                        Preferred Stock                Common Stock         Additional     Unearned      During the
                                    ------------------------    -------------------------    Paid-in       Compen-      Development
                                     Shares        Amount         Shares        Amount       Capital        sation         Stage
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------
Balance, December 31, 2003                 --    $        --     31,422,161   $    31,422   $ 8,006,296   $       --    $(6,968,204)

Stock issued:  For cash                    --             --        750,000           750        74,250           --             --
  For investments                          --             --     20,527,999        20,528     1,387,706           --             --
  For services                             --             --      4,200,046         4,200       408,945           --             --
  For services - officers'
    and directors'                         --             --      1,200,000         1,200        78,519           --             --

Net loss for the period ended
  December 31, 2004                        --             --             --            --            --           --     (1,567,396)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2004                 --             --     58,100,206        58,100     9,955,716           --     (8,535,600)

Stock issued:  For cash                    --             --      4,000,000         4,000       176,000           --             --
  For services                             --             --      1,269,170         1,269       110,432           --             --

Net loss for the period ended
  December 31, 2005                        --             --             --            --            --           --       (917,628)
                                    ---------    -----------    -----------   -----------   -----------   ----------    -----------

Balance, December 31, 2005                 --    $        --     63,369,376   $    63,369   $10,242,148   $       --    $(9,453,228)
                                    =========    ===========    ===========   ===========   ===========   ==========    ===========


                         The accompanying notes are an integral part of these consolidated financial statements.



                                         MIGAMI, INC.
                               (FORMERLY KLEENAIR SYSTEMS, INC.)
                                 (A Development Stage Company)
                             Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                           December 31,           Cumulative
                                                    --------------------------   During Devel-
                                                       2005            2004       opment State
                                                    -----------    -----------    -----------
                                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (917,628)   $(1,567,396)   $(9,453,228)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:
     Losses prior to current ownership                       --             --        151,518
     Loss and unrealized loss on securities              78,124        256,543        334,667
     Loss on abandoned equipment                         10,968             --         10,968
     Loss on sale of patent license                      91,032             --         91,032
     Depreciation                                        41,795         51,591        204,906
     Bad debts                                               --          1,000        221,000
     Amortization of:
       Prepaid expenses                                   8,906         28,906      1,262,549
       Intangibles                                      106,424        129,434        417,517
     Stock issued for services                          111,692        492,864      3,366,428
     Stock issued for extraordinary loss                     --             --        140,550
     Deferred income taxes                                   --             --       (397,852)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable
       and accounts receivable - related parties         75,034         11,729         60,173
     Decrease (increase) in inventory                   (12,201)        32,774        (14,015)
     Decrease in advances to consultants                     --             --         20,000
     Decrease (increase) in prepaids and other assets     9,734        (20,000)      (257,266)
     Increase (decrease) in accounts payable
       and accounts payable - related parties             9,832       (289,770)       128,667
     Increase (decrease) in accrued expenses             57,480             --         57,480
                                                    -----------    -----------    -----------

        Net Cash (Used in) Operating Activities        (328,808)      (872,325)    (3,654,906)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for property and equipment                (4,474)        (8,276)      (270,188)
     Cash paid for patent licensing                     (22,069)       (67,754)      (250,835)
     Proceeds from sale of fixed assets                   6,213             --          6,213
     Proceeds from sale of securities                    51,644        919,268        970,912
     Business acquisition                                    --             --        (44,820)
     Notes receivable                                        --             --       (220,000)
                                                    -----------    -----------    -----------

        Net Cash Provided by Investing Activities        31,314        843,238        191,282
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuing stock                        180,000         75,000      3,124,459
     Capital lease obligation                                --             --          7,765
     Cash paid on capital lease                              --           (372)        (7,765)
     Additional capital contributions                        --             --          2,367
     Advances and loans from related parties             65,265        138,015        496,864
     Repayments to related parties                      (29,096)      (124,599)      (153,695)
                                                    -----------    -----------    -----------

        Net Cash Provided by Financing Activities   $   216,169    $    88,044    $ 3,469,995
                                                    -----------    -----------    -----------

               The accompanying notes are an integral part of these consolidated financial statements.

                                         MIGAMI, INC.
                               (FORMERLY KLEENAIR SYSTEMS, INC.)
                                 (A Development Stage Company)
                             Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                           December 31,           Cumulative
                                                    --------------------------   During Devel-
                                                       2005            2004       opment State
                                                    -----------    -----------    -----------
                                                                    (Restated)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (81,325)        58,957          6,371

CASH AND CASH EQUIVALENTS AT BEG OF YEAR                 87,696         28,739             --
                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $     6,371    $    87,696    $     6,371
                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash Payments For:
        Interest                                    $    3,472     $    5,613     $   17,367
        Income taxes                                $       --     $       --     $       --

     Non-Cash Investing and Financing Activities

      Stock Issued for:
        Compensation and directors' fees            $    2,457     $   79,200     $1,420,307
        Consultants and prepaid services            $  109,235     $  413,664     $3,265,635
        Equipment                                   $       --     $       --     $    8,300
        Patent licensing                            $       --     $       --     $   14,900
        Repurchase of U.S. diesel license           $       --     $       --     $   62,500
        Acquisition of National Diversified
            Telecom, Inc.                           $       --     $       --     $  140,550
        Acquisition of Carbon Cloth
            Technologies, Inc.                      $       --     $       --     $  981,514
        Uncompleted business acquistion             $       --     $       --     $   87,500
        Purchase of marketable securities           $       --     $1,408,234     $1,408,234
      Sale of marketing license for
           notes receivable                         $       --     $       --     $1,736,558
      Sale of patent license for related
           party receivable                         $  180,000     $       --     $  180,000

               The accompanying notes are an integral part of these consolidated financial statements.

                                             F-11

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Migami, Inc. (formerly KleenAir Systems, Inc.) (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. Prior to its current name, the Company had various names as endeavors were attempted. None of these proved fruitful. In April 1995, the Company purchased a patent for a proprietary device that had been shown to be capable of neutralizing the environmental impact of nitrous oxide from the exhaust emissions from internal combustion engines without significant modifications to the engine or the vehicle it was powering. This device is known as the "NOxMASTER(TM)." Soon after the acquisition of this patent along with the right to use of the seller's name, the Company changed to its current name. With the patent acquisition in April 1995, the Company moved into the development stage and has since worked toward the completion of tests, fine tuning, and clearance of California Air Resources Board standards. The product is currently being sold and installed on commercial vehicles in England and has been tested for applications in other parts of Europe and Asia. Authorities who set emission standards in the U.S. have continued to waver in the establishment of a final set of criteria for certifying that a device will reduce offending emissions. This continued delay in criteria has prevented the Company from initiating sales within the U.S.

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

               Description                                 Estimated Useful Life
               -----------                                 ---------------------
               Buildings and improvements                         30 years
               Machinery and equipment                            10 years
               Computer equipment                                 3 years
               Automobiles                                        5 years
               Office and other equipment                         5 years

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

                                                           December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  -------------   -------------

          Numerator - (loss)                      $    (917,628) $   (1,567,396)
          Denominator - weighted average
            number of shares outstanding             60,335,130      47,375,811
                                                  -------------   -------------
              Loss per share                      $       (0.02)  $       (0.03)
                                                  =============   =============

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

NOTE 3 - MARKETABLE SECURITIES AND LONG TERM INVESTMENTS

         Available for Sale
         ------------------

         During 2004, the Company acquired approximately 900,000 shares in Langley Park Investments Trust in England for $0.569 per share. Pursuant to a stock purchase agreement and escrow agreement, 50% of the shares are restricted from sale until July 2006. The agreement provides for downside price protection shares to be held in escrow until July 2006 when Langley is provided with an option to buy back its shares at a discounted rate based on the decrease in the share price of Kleenair, or release the shares to the Company. As of December 31, 2005, it is likely that the shares will be released to the Company and therefore the shares have been recorded at fair market value.

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 3 - MARKETABLE SECURITIES AND LONG TERM INVESTMENTS

         The following table presents information regarding the Company's non restricted investments in marketable securities at December 31, 2005 and 2004.

                                                      2005            2004
                                                  -------------   -------------

         Aggregate cost basis                     $     256,803   $     130,256
         Unrealized gain/(loss)                        (154,148)        (64,656)
                                                  -------------   -------------

         Aggregate fair value (carrying value)    $     102,655   $      65,600
                                                  =============   =============

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

         Restricted securities in Long Term Investments are as follows at December 31, 2005 and 2004;

                                                      2005            2004
                                                  -------------   -------------

         Investment Cost                          $          --   $     256,803
         Permanent Impairment                                --         (90,000)
                                                  -------------   -------------
         Balance                                  $          --   $     166,803
                                                  =============   =============

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

         The balance for items making up prepaid expenses at December 31, 2005 was as follows:

                                                                       2005
                                                                  -------------
         Legal                                                    $       5,000
         Taxes                                                              800
         Research                                                           800
                                                                  -------------

         Aggregate fair value (carrying value)                    $       6,600
                                                                  =============

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 7 - INCOME TAXES (continued)

                                                              Amount of Net
                                                              Operating Loss
         Year of Expiration                                    Carry Forward
         ------------------                                -------------------
               2010                                          $    148,187
               2011                                               901,206
               2012                                                79,438
               2018                                               305,825
               2019                                               804,046
               2020                                               720,022
               2021                                               626,785
               2022                                             1,460,856
               2023                                             2,282,759
               2024                                             1,682,588
               2025                                               737,628
                                                             ------------
               Total                                         $  9,749,340
                                                             ============

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

                                                      2005             2004
                                                  -------------   -------------
         Current Federal Income Tax               $          --   $          --
         Current State Income Tax                            --              --
         Deferred Tax Asset Change                      320,569        (636,244)
         Valuation Allowance Change                    (320,569)        636,244
                                                  -------------   -------------
            Income Tax Expense                    $          --   $          --
                                                  =============   =============

         Deferred tax liabilities arise primarily from the use of accelerated methods of depreciation of property and equipment for tax purposes and from differences in the tax and book bases for the patents (including the Carbon Cloth acquisition). The Company's deferred tax liabilities and assets are as set out below:

                                                      2005             2004
                                                  -------------   -------------
         Deferred tax assets:
           Patent costs                           $     574,861   $   1,135,040
           Marketable securities                         60,118          76,368
           Net operating losses                       3,875,840       3,588,165
                                                  -------------   -------------

                  Total                           $   4,510,819   $   4,799,591
                                                  =============   =============

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 7 - INCOME TAXES (continued)

                                                       2005            2004
                                                  -------------   -------------
         Deferred tax liabilities
           Property and equipment                 $          --   $         272
           Investment in carbon cloth                   284,974         324,095
                                                  -------------   -------------

                Total                             $     284,974   $     324,367
                                                  =============   =============

         Net deferred tax asset                   $   4,795,793  $    4,475,224

         Valuation allowance                         (4,795,793)     (4,475,224)
                                                  -------------   -------------

         Amount reported on Balance Sheet         $          --   $          --
                                                  =============   =============

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 9 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2005:

         Office furniture and equipment                           $      62,359
         Test vehicles                                                   28,928
         Analysis equipment                                             164,432
         Accumulated depreciation                                      (197,925)
                                                                  -------------

         Total property and equipment                             $      57,794
                                                                  =============

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                       Warrants Outstanding             Warrants Exercisable
               ------------------------------------- ---------------------------
                                         Weighted                   Weighted
                             Number       Average                    Average
                Exercise     shares     Contractual     Number      Exercise
         Year    Price     outstanding  Life (Years)  Exercisable     Price
         -------------------------------------------  --------------------------
         2004    $0.08       501,333        2.5         501,333       $0.08
         2005    $0.08       501,333        1.5         501,333       $0.08

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 12 - STOCK HOLDERS' EQUITY (CONTINUED)

         Transactions involving the Company's warrant issuance are summarized as follows:

                                                                     Weighted
                                                                     Average
                                                    Number of        Exercise
                                                     Shares           Price
                                                  -----------------------------
         Outstanding as of January 1, 2004              250,000   $        1.00

         Granted                                        501,333            0.08
         Exercised
         Cancelled                                      250,000            1.00
                                                  -----------------------------
         Outstanding at December 31, 2004               501,333            0.08

         Granted                                             --              --
         Exercised                                           --              --
         Cancelled                                           --              --
                                                  -----------------------------
         Outstanding at December 31, 2005               501,333    $       0.08
                                                  =============================

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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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


NOTE 17 - LEASE

         On March 8, 2005, the Company signed a new lease for office space. The lease requires monthly payments of $2,468 and expires in 2 years. Future minimum lease payments are as follows:

                 2006                                  $      29,616
                 2007                                          7,404
                                                       -------------
                                                       $      37,020
                                                       =============

NOTE 18 - CONCENTRATIONS

         A majority of the Company's NOxMASTER(TM) sales have been for installation in England. Essentially all of the sales revenue reported in 2004 and 2005 were to one customer. These concentrations are expected to continue for at least the near future until such time as the Company can obtain certifications from the CARB and EPA.

                                  MIGAMI, INC.
                        (FORMERLY KLEENAIR SYSTEMS, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

NOTE 20 - PRIOR PERIOD ADJUSTMENT

         The 2004 Statements of Operations, Cash Flows and Statements of Stockholders' Equity have been adjusted for a correction of an error discovered in 2005. The Langley Park marketable securities that were restricted at December 31, 2004 were erroneously reported as available for sale and recorded at fair market value, when they should have been recorded at cost less any permanent impairment. The effect of the correction of the error on the 2004 statement of operations was a decreased in the unrecognized loss on marketable securities of $37,221. The net loss was improved by the same amount. The effects are as follows for 2004:


                                              As Originally       As
                                                 Report         Adjusted       Difference
                                              ------------    ------------    ------------
         Income before extraordinary items    $ (1,604,617)   $ (1,567,596)   $     37,221
                                              ============    ============    ============
         Net Loss                             $ (1,604,617)   $ (1,567,596)   $     37,221
                                              ============    ============    ============
         Earnings Per share                   $      (0.03)   $      (0.03)   $         --
                                              ============    ============    ============