Form 10KSB
period 2006-12-31
Migami, Inc.
filed 2007-05-18
CIK 789885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                                  ANNUAL REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                        COMMISSION FILE NUMBER: 33-3362-D


                                  MIGAMI, INC.
               (Exact Name of Registrant as specified in Charter)


             Nevada                                            87-0431043
   ----------------------------                           -------------------
   (State of Other Jurisdiction                            (I.R.S. Employer
        of Incorporation)                                 Identification No.)

 3701 Wilshire Boulevard, Suite 507,
       Los Angeles, California                                     90010
---------------------------------------                        ------------
(Address of Principal Executive Office)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (213) 739-1700

      Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2006, was $6,309,221 based on the closing stock price on that date.

The number of shares outstanding of the registrant's common stock on December 31, 2006, was 32,412,752 shares.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Company was incorporated under the laws of the State of Nevada on February 4, 1986, under the name of Covington Capital Corporation. In 1986, the Company filed an S-18 and registered certain stock. From 1989 through 1994, the Company underwent a series of name changes in order to explore various business opportunities. However, none of the business opportunities was successfully completed.

         In April, 1995, under the name Investment and Consulting International, Inc., the Company acquired a patent for a proprietary device designed to neutralize nitrogen oxide automobile emissions from a separate Company which was then known as KleenAir Systems, Inc. Simultaneously with the acquisition of the patent, the Company acquired the right to use the corporate name "KleenAir Systems, Inc.," and changed its name to KleenAir Systems, Inc.

         From acquiring that patent in 1995 through November 30, 2006, the Company has been a developmental stage company working towards the completion of the development and testing of the NOxMaster(TM) technology. In 1993, the Company was issued U.S. Patent #5,224,346, Engine NOx Reduction System. U.S. Patent #5,609,026 Engine NOx Reduction System was issued in 1997. In 1999 the Company was issued a third patent on Ammonia Injection in NOx Control, U.S. Patent #5,992,141. The Company also applied for and maintained patent protection under the Patent Cooperation Treaty (PCT) to protect its intellectual property in a variety of countries that are significant producers of automotive products.

         The Company also applied for additional patents related to its NOxMaster(TM) technology. In September 2002, U.S. patent # 6,446,940 B1 was issued for the Sonic Flow Carburetor, a new emission control device that atomizes fuel in gasoline powered engines. This process enhances operating efficiency and reduces emissions. Another patent, U.S. # 6,499,463 B1 was issued in December 2002 for a Diesel Fuel Atomizer. This device facilitates improved diesel combustion, lower fuel use, and lower emissions of particulates and CO2.

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

         Patent awards were confirmed for several European countries including the U.K., Germany, France, Italy, Spain and Sweden and applications were filed for Japan, Brazil, and China.

         All of the above patents were sold in August 2005 to KleenAir Systems International plc (KSIP), London, England in exchange for a cash payment of $180,000 and a royalty of 8% of gross sales for the life of the patents. KSIP was a related party of KleenAir Systems Inc, which owned 23% of the common stock of KSIP at the time.

         Ultimately, the business of the Company under the name KleenAir Systems, Inc, was not successfully completed.

         Therefore, effective January 1, 2006, the Company entered into two agreements. It entered into an agreement to purchase all of the assets and liabilities of Innovay, Inc, a California corporation ("Innovay"), in exchange for common stock in the Company and an agreement to transfer all of the Company's then-current assets and liabilities to Kleenair Systems of North America, Inc., a Nevada corporation ("KSNA") and to sell KNSA to Pollution Control, Ltd., a Bahamian corporation ("PCL"), controlled by Lionel Simons (the Company's then-president) for $1,800,000.

         On February 9, 2006, the Company amended its Articles of Incorporation to change the corporate name to Migami, Inc., and to increase the number of its authorized shares to 200,000,000. On March 2, 2006, we affected a reverse split of its issued and outstanding shares on a 5 to 1 basis.

         On November 30, 2006, Migami, Inc. ("Company"), completed an Asset Purchase Agreement with Innovay, Inc., a California corporation ("Innovay"). The Agreement had been executed effective January 1, 2006. Under the Asset Purchase Agreement, the Company acquired all of the assets and liabilities of Innovay in exchange for 18,983,976 shares of the Company's restricted common stock. Additionally, the Agreement entitled Innovay to receive an additional 52,733,266 shares of the Company's restricted common stock in the event that certain milestones are reached within one year of the closing of the Asset Purchase Agreement. The milestones are:

                  (a) The sale of distribution rights for ZenGen, Inc., a California corporation (""ZenGen"), and InnoZen, Inc., a Delaware corporation ("InnoZen"), products in China, Korea, and/or Japan for $2,000,000 (US). The written agreement shall provide for the payment of $2,000,000 (US) over the initial six (6) months of the Agreement and royalties on actual sale of products. Such sale must be to a bona fide licensee; and

                  (b) The sale of distribution rights for existing Innovay cosmetic products in China, Korea, and/or Japan for $1,000,000 (US). The written agreement shall provide for the payment of $1,000,000 (US) over the initial six (6) months of the Agreement and royalties on actual sale of products. Such sale must be to a bona fide licensee.

         As a result of the asset acquisition, the Company's main business has become the purchase of licensing rights from U.S. and European based pharmaceutical and cosmetics companies, the sublicense of these rights to Asian pharmaceutical and cosmetics companies, the distribution of such pharmaceutical products in Asia, and the distribution of such cosmetic products worldwide. The Company will no longer engage in its prior business of the development and testing of the NOxMaster(TM) technology.

         Among the assets acquired from Innovay are (1) License and Collaboration Agreement, dated June 15, 2005, between Innovay and ZenGen, and the Letter Amendments thereto, under which grants the exclusive right to market pharmaceutical compositions containing certain alpha-melanocyte-stimulating hormone-related peptides synthesized by ZenGen in certain parts of Asia; (2) License Agreement, dated July 18, 2005, between Innovay and InnoZen, which grants the exclusive right to market certain proprietary pharmaceutical products of InnoZen in China, Japan, and South Korea; (3) Exclusive Purchase Supply and Distributorship Agreement, dated November 14, 2006, between Innovay and New Japan Total Consulting Company, Ltd., a Japanese corporation to distribute Innovay's cosmetics products in Japan; (4) Operating and Management Agreement with Beijing Xian Ji Xun Da Technology and Development Co., Ltd. ("BXJX"), a Chinese corporation, dated June 2, 2006, under which BXJX is assisting in the development of the Chinese Market for Innovay products; (5) Supply Agreement, dated November 5, 2006, between Innovay, Inc., and BioZone Laboratories, Inc., a California corporation ("BioZone"), under which BioZone is to manufacture certain proprietary cosmetic products for Innovay.; (6) a small amount of accounts receivable; and (7) a small amount of working capital.

         The products and technology which were acquired include the following:

                                 PHARMACEUTICALS
                                 ---------------

                                   TECHNOLOGY
                                   ----------

BI-LAYER FILM TECHNOLOGY
------------------------

         Innovay holds the license rights for all of Asia for Bi-Layer Film Tech-nology, which enables the delivery of an active drug in a thin film strip.

NASAL GEL DELIVERY TECHNOLOGY
-----------------------------

         Innovay holds the license rights for Australia, Malaysia, Japan, China, New Zealand, Philippines, Thailand, and Korea for Nasal Gel Delivery Technology, which is known as a Nasal Transmucosal delivery system. This technology enables the delivery of an active drug in a viscous gel to systemic circulation through the nasal membrane.

ORAL TIME-CONTROLLED DELIVERY SYSTEM
------------------------------------

         Innovay is in the process of developing an oral time-controlled delivery system in China. When developed, Innovay anticipates that this system will allow the delivery of the active ingredients in oral medications to be delivered to the taker on a timed controlled-release basis. However, this delivery system is not completed and there can be no assurance that it will be successfully completed.

                                  ETHICAL DRUGS
                                  -------------

COZ002S. Innovay acquired rights to several peptide molecules related to alpha-melanocyte-stimulating hormone ("Peptide") to treat infection and inflammation of the vagina associated with a variety of diseases and conditions. The drug is patented, and is waiting for U.S. FDA approval.

                                    COSMETICS
                                    ---------

QUSOME AND INFLACIN TECHNOLOGIES.

Innovay holds an Exclusive Supply Agreement from BioZone which utilizes certain proprietary technology, including, but not limited to, Qusome and Inflacin technologies, production formulae, and manufacturing processes in the manufacture of all of Innovay's cosmetic products.

COSMETIC PRODUCTS
-----------------

         WRINKLE REMOVER. The wrinkle remover tightens the skin around the eyes, smoothing out unsightly fine wrinkles in five minutes. The effects are very beneficial to the appearance and last up to twelve hours. In addition, everyday use of the wrinkle remover has long term appearance benefits as well. To date, all Innovay sales have been of this product.

         ANTI-AGING CREAM. The anti-aging cream helps reverse the skin cells' aging process. Immediately after applying to the skin, the active ingredients enter the skin cell's mitochondria, increases cellular respiration and ATP production thus, allowing the cells to function at a younger level.

         DARK CIRCLE REMOVER. Free of irritants and irritating ingredients, the dark circle remover effectively enhances the user's natural ability to prevent dehydration of the skin, refines the eye areas, and restores the skin's elasticity and brightness.

         WHITENING PRODUCT. The whitening product removes free radicals, protects collagen and liposome from damage caused by free radicals, and hence reduces the harmful effects to human skin.

         The liabilities being acquired consist of a small amount of trade payables and the remaining balance due to ZenGen and InnoZen on the respective licenses in the amount of $2,456,725, payable over the next approximately thirteen (13) months.

         On November 30, 2006, the then-existing officers and directors resigned and new officers and directors were appointed.

         Concurrently, on November 30, 2006, PCL, controlled by Lionel Simons (the Company's former president), exercised its option to acquire Kleenair Systems of North America, Inc., a Nevada corporation ("KSNA"), for the sum of $1,800,000. PCL had acquired a three year Option to acquire all of the assets of the Company under an Option Agreement, dated effective January 1, 2006, between the Company and PCL. For the initial five years from the date of exercise, the $1,800,000 purchase price is to be paid at the rate of fifty percent of the eight percent royalty payments actually received by KSNA under the Agreement for Assignment of Intellectual Property, dated effective August 29, 2005, with Kleenair Systems International, PLC, which was to be assigned to KSNA prior to the exercise of PCL's Option. As of the 5 year anniversary date of the exercise of the Option, any balance due is to be paid. PCL or KSNA may prepay the balance due at any time.

         Prior to the exercise of the Option, the following assets were transferred to KSNA in order to permit PCL to acquire such assets on exercise of the Option:

         a. All contracts between the Company and Kleenair Systems International, PLC, a UK corporation ("KSIP"), including, without limitation, the License Agreement, dated effective August 29, 2005, and the Agreement for Assignment of Intellectual Property, dated effective August 29, 2005;

         b. All cash assets of the Company;

         c. All intellectual property rights (including all related software)and other rights relating to any technology which pertains to any engine emissions reduction system or any related technology and all related products and spares manufactured or sold for such use, including any accounts receivable for same.,

         d. All contracts and contract rights of Company immediately before the closing, including the agreements with AirTek, Inc., Dinex, Inc., Extengine Transport Systems LLC, and Chong Qing Qinchuan Industry Group Co., Ltd.;

         e. All revenue generated by the assets being transferred to KSNA;

         f. All bank accounts of the Company, as of the closing date;

         g. All stock in Carbon Cloth Technologies, Inc., a California corporation ("CCT") and all of its assets and all stock held by the Company in KSIP;

         h. The name "Kleenair Systems, Inc." and all related trademarks and copyrights; and

         i. All depreciable assets of the Company immediately prior to the closing of the Asset Purchase agreement.

         Additionally, the closing of the Asset Purchase Agreement triggered the effectiveness of a two year Consulting Agreement between PCL and the Company. Under the Consulting Agreement, PCL has been retained to provide consulting services to the Company with respect to its historical operations, changes required by reason of the Asset Purchase and the Company's business in China and the United Kingdom after the closing, and various other matters, including the management and acquisition of assets by the Company and Company operations in China and the United Kingdom. The services are to be provided by Lionel Simons personally to the extent practicable. Under the Consulting Agreement, PCL is to be paid 750,000 restricted Company shares per year.

         The closing of the Asset Purchase Agreement has resulted in a change of control of the Company. As a result of the asset purchase, Innovay owns approximately sixty percent of its issued and outstanding stock and if the milestones are achieved (assuming no further stock issuance), Innovay will own approximately 85% of the Company's issued and outstanding stock.

         The Company's current plan of operations is to exploit the ZeGen and Innozen licenses and to market its cosmetic products in Asia.

         With respect to the ZenGen license, ZenGen has developed several peptide molecules related to alpha-melanocyte-stimulating hormone to treat infection and inflammation associated with a variety of diseases and conditions. ZenGen is currently finishing United States Federal Drug Administration phase two clinical tests on its product. One of the commercial uses is expected to be in the treatment of vaginitis, a common female bacterial problem. Migami has the exclusive right to market such products in China, Japan, and Korea. All of the necessary approvals to sell the licensed products in Japan, China, or Korea have not been obtained. However, Migami is negotiating with pharmaceutical companies in China, Japan and Korea to market this product. In the event that Migami enters into such a distribution agreement, it is anticipated that a sublicensing fee from distributors in those countries would generate immediate cash flow since the sublicensing fee would be paid upon entry into the distribution agreement. Although Migami does not currently manufacture the product itself, Migami intends to manufacture this product for sale to its distributors in those countries which should also generate revenue.

         With respect to the InnoZen license, InnoZen has developed a drug delivery system through the use of edible thin film strips containing active drug ingredients. The potential for future development of products using this delivery system is large. Research is being conducted by InnoZen in the development and formulation of thin films for all types of medicinal treatments. These applications encompass allergies, pain, cough and cold, insomnia, intestinal disorders, electrolyte replacement, motion sickness, and animal health. However, the research is not yet complete. The Company is marketing this drug delivery system in China, Japan, and Korea.

         The Company is also marketing its cosmetic formulations in Asia.

         Prior to the Company's acquisition of Innovay's assets, Innovay was unsuccessful in exploiting its pharmaceutical assets in Asia or elsewhere. During such period, Innovay also unsuccessfully marketed its cosmetic products in Asia. Innovay had only limited sales of its skin whitener product in Japan. During this period, Innovay was hindered by its lack of operating capital and was funded through cetain loans and its sale of its stock.

         The Company is a developmental stage company with virtually no revenue. The Company intends to raise operating capital through private placements of its securities.

         In December 1, 2006, the Company leased a 2,000 square foot office facility at 3701 Wilshire Blvd., Suite 506, Los Angeles, CA 90010.

         The Company is actively seeking sources of funding for its operating capital requirements, both to acquire additional licenses from US based pharmaceutical companies and to support initial sales and production of its cosmetic line.

         The Company has not been involved in any bankruptcy, receivership or similar proceeding.

         In order to conserve operating capital, the Company currently has two paid full-time employees. It has retained the services of its management, officers and certain consultants through the issuance of restricted shares of common stock.

         On November 30, 2007, Mr. Simons and Mr. Berriman resigned as members of the Company's Board of Directors and officers. They were replaced on the Board of Directors by Mr. John Park, Mr. Tehan Oh, and Mr. Young Suh.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         In December 1, 2006, the Company leased a 2000 square foot office facility at 3701 Wilshire Blvd., Suite 507, Los Angeles, CA 90010. The Company has also acquired office furniture.

         The Company does not engage in mining operations, oil and gas producing activities or real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

         During 2006, the Company was not a prty to any litigation. However, the party was named as a defendant in a lawsuit in January 2007.

         On November 3, 2006, a Complaint was filed as Case No. BC 361405 in the Los Angeles County Superior Court, State of California. The case was entitled Sandy Lang, Plaintiff, v. Innovay, Inc., A California corporation, John Park, an individual, Tehan Oh, an individual, and Young Suh, an individual, and Does 1 through 50, Inclusive, Defendants. The Complaint asserted claims for fraud and deceit and for negligent misrepresentation and sought an unstated amount of damages. In his Complaint, Mr. Lang contends that he is owed certain stock in Innovay, Inc. ("Innovay"), which was wrongfully withheld from him by Innovay and its directors. Innovay and the other original defendants have denied Mr. Lang's claims and are defending the lawsuit vigorously.

         On January 3, 2007, a Doe Amendment was filed, naming Migami, Inc. ("Migami"), as a Doe Defendant. On March 3, 2007, the Company filed its Answer, denying specifically and generally, all of the allegations in the Complaint as it pertains to it. Although not contained in any of the pleadings, Mr. Lang contends that Migami is liable to him as a "successor" entity to Innovay.

         Based upon a preliminary evaluation of this lawsuit, it appears that, in Migami's view, the claims against it are substantially without merit. Further assessment will be made upon ongoing evaluation. In the meantime, Migami intends to defend the suit vigorously and to put forward all appropriate defenses and claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions to a vote of security holders during 2006.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION: The principal trading market for the common equity securities of the Company is the National Association of Securities Dealers OTC Bulletin Board quotation system. The following are the highs and lows for each quarter for fiscal year ended December 31, 2006 and 2005, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                   2006                       2005
                             ----------------          -----------------
                              High     Low               High      Low
                             ------- --------          -------- --------
1st Quarter                  $0.55    $0.04             $0.14    $0.08
2nd Quarter                   0.53     0.13              0.22     0.10
3rd Quarter                   0.58     0.26              0.12     0.06
4th Quarter                   0.55     0.26              0.08     0.03

         SHAREHOLDERS: At December 31, 2006, there were 548 shareholders of record with an additional approximately 73 shareholders registered with firms reporting to the Depository Trust Company.

         DIVIDENDS: No dividends have been paid in the last two fiscal years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

         During 2006, the Company sold all of its subsidiary assets, KleenAir Systems of North America, Inc. to Pollution Control, Ltd., for $1.8 million, payable over 5 years.

         The Company plans to sublicense InnoZen's Bi-layer film technology to a company in Korea during the first quarter of FY 2006. Once that has been completed, the Company will look to invest in building a manufacturing plant in Korea. As the company sublicenses the technology for various territories, the Company intends to be able to manufacture the product for its sublicensees.

         The Company will try to sublicense InnoZen's technology in China during the second quarter of FY 2006, and in Japan during the third quarter of FY 2006.

         The Company will wait to sublicense ZenGen's technology. The Company would like to see the results of the phase two clinical study for the technology since it may significantly affect the value of the technology being licensed. If the phase two clinical study results are positive, the value of the technology should increase and it should be much easier to sublicense the technology.

         As for the cosmetics, the Company is waiting for registration of its cosmetic product line in Korea, Japan, and China. The Company anticipates that this should be completed by the second quarter of 2006. Meanwhile, the Company will be completing the product design, and packaging.

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

ITEM 8B. OTHER INFORMATION

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Name          Age        Position/Office       Term      Served Since
------------------   ---    ---------------------    -------    ------------
John Park            40     Director/CEO/CFO         2 years      Dec. 2006

Tehan Oh             51     Director/Secretary       2 years      Dec. 2006

Young Suh            45     Director                 2 years      Dec. 2006

JOHN PARK
            John Park has served as the president of Innovay since January, 2005. Prior to joining Innovay, from February 2003 to January, 2005, Mr. Park worked as Vice President of Mira Life Group, a cosmetic company, where he raised capital for market launch and distribution in Asia. From 1997 to February 2003, Mr. Park was the Chief Marketing Director of Paradigm Capital Management, a JK Park Fund. Previously, Mr. Park managed a large portfolio of funds investing in various different hedge funds. For the past 6 years, Mr. Park has been involved in creating and bringing to the marketplace new technologies in the areas of cosmeceuticals and OTC drugs designed to promote a healthier life. Mr. Park holds a BS and MBA from Brigham Young University.

TEHAN OH
         Tehan Oh, has recently joined Innovay as an officer and director. Mr. Oh received a BS-EE degree from Kwang Woon University In Korea in 1980 and a MBA from Seoul National University in 2001. Prior to joining Innovay, Mr. Oh founded Opicom Company Limited ("OCL"), a large Korean fiber optics company, in 1994 and served as its CEO from 1994 through 2001. In 2000, OCL went public in Korea. OCL was acquired by PSL Corporation, a California corporation, in 2002. PSL Corporation is involved in the ownership and management of various corporations. Mr. Oh is the CEO and a founder of PSL Corporation. Mr. Oh is also a founder and CEO of Amerix Group, Inc., a California corporation. Founded in 1991, Amerix Group, Inc., is an international distributor of high-technology components such as semiconductors and telecommunications equipment. The company has offices in the U.S. and South Korea. Mr. Oh currently serves on the Board of Directors of PSL and Amerix Group, Inc.

DR. YOUNG SUH, DDS, MS
         Young Suh, DDS, MS, is presently an Associate Professor in Advanced Periodontics and Implant Surgery Department as well as maintaining a private dental practice in Periodontics and Implant Surgery in Los Angeles. In addition to his well-established expertise, Dr. Suh's academic credentials provide him entry into the Asian pharmaceutical marketplace through his seminars, conferences and speaking engagements. Dr. Suh holds DDS and MS degrees from the Loma Linda Dental School at Loma Linda University.

ITEM 10. EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION TABLE

                        ANNUAL COMPENSATION
------------------------------------------------------------------------
   Names and                 Salary/            Other Annual     Market
Principle Position    Year     Fee     Bonus    Compensation     Value
-------------------   ----   -------   -----  ----------------  --------
John Park             2006   $4,000*   $ -0-      None          $    -0-
CEO

Lionel Simons**       2006

* Mr. Park also received $46,000 in compensation from Innovay.

** Pollution Control Systems, Ltd., Mr. Simons' company, was paid 750,000 shares as consulting fees after Mr. Simons' departure from the Company.

(b) OPTION/STOCK APPRECIATION RIGHTS

         No stock options or free standing SARs to executive officers of the Company were granted during 2005 and 2006.

(c) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

         There was no exercise of stock options or free standing SARs by executive officers of the Company during 2005 and 2006.

(d) LONG TERM INCENTIVE PLAN ("LITP") AWARDS TABLE

         The Company did not make any long-term incentive plan awards to any executive officer in 2005 and 2006.

(e) COMPENSATION OF DIRECTORS

         No Directors of the Company received cash compensation for their services as Director during 2005 and 2006.

(f) EMPLOYMENT CONTRACTS

         The Company has no employment contracts with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth a list of persons known to the Company to be the beneficial owner of more than five percent of the Company's voting stock.

Title of         Name and Address of          Shares of            Percent
 Class            Beneficial Owner            Record (1)           of Class
--------       ----------------------        ------------          --------
Common         Innovay, Inc.                  18,988,877            60.00%
               3701 Wilshire Blvd.
               Suite 506
               Los Angeles, CA 90010

Common         Lionel Simons,                  2,241,737             7.08%
               36 Corniche Drive
               Dana Point, CA 92629

Common         Jubilee Investment
               Trust Plc                       2,005,200             6.34%
               1 Great Cumberland Place
               London
               W1H 7AL

Common         Langley Park Investment
               Trust Plc                       2,000,000             6.32%
               30 Farrington Street
               London
               EC4A 4HJ

         The following table sets forth a list of the beneficial ownership in the Company by officers and directors.

                                             Amount of
Title of        Name and Address of          Beneficial         Percent
 Class            Beneficial Owner          Ownership (1)       of Class
--------       ---------------------        -------------       --------
Common         John Park                    4,097,800 (2)        12.95%
               8025 Reseda Blvd
               Reseda, CA 91335

Common         Tehan Oh                     1,538,099 (2)         4.86%
               1883 Fox Bridge Ct.
               Fallbrook, CA 92028

(1) All shares presented are common shares. No preferred shares were outstanding at December 31, 2006.

(2) Neither Mr. Park nor Mr. Oh hold any shares in their own name. Mr. Park and Mr. Oh are both shareholders in Innovay, Inc., which owns 18,988,877 shares of the Company's common staock. The above totals are based upon Innovay's stock ownership of Company common stock and their percentage ownership in Innovay.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lionel Simons, former President of the Company, is also President and a beneficial owner of Pollution Control, Ltd, through family trusts. Mr. Simons has a Power of Attorney from Pollution Control which permits him to vote on its behalf. In addition, while serving Mr. Simons is on the Board of Directors for and serving as President of KleenAir Systems PLC in the U.K. The Company owns a 23% interest in and sells all of its European products to this entity for resell.

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
- Notes to Consolidated Financial Statements               F-9

Exhibits - The following Exhibits are furnished as a part of this report:

  Exhibit No.                             Description
  -----------    ---------------------------------------------------------------

     31          * Certification of Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32          * Certification of Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 906 of Sarbanes Oxley Act

--------------
     *    Filed herewith.

     (1) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2006.

     (3) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 10, 2006.

     (3) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 10, 2007.

     (4) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 25, 2006.

     (5) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 20, 2007.

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

         The firm of Chisholm Bierwolf & Nilson, LLC, served as the Company's independent auditors for the year ended December 31, 2006. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

         AUDIT AND AUDIT-RELATED FEES: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year included in our Annual Report on Form 10-KSB; and for the review of our financial information and our quarterly reports on Form 10-QSB during the years ending December 31, 2006 and 2005 were $5,000 and $32,250, respectively

         TAX FEES: The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for 2006 and 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIGAMI, INC.


DATE:  MAY 18, 2007                /S/ John Park
                                   ---------------------------------------------
                                   BY: JOHN PARK
                                   CEO, PRESIDENT, PRINCIPAL ACCOUNTING OFFICER,
                                   & PRINCIPAL FINANCIAL OFFICER

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                  TITLE                    DATE
-------------------------        ---------              --------------

 /S/  John Park
-------------------------
JOHN PARK                        DIRECTOR                MAY 18, 2007


 /S/  Tehan Oh
-----------------------          DIRECTOR                MAY 18, 2007
 TEHAN OH


                                     INNOVAY, INC. & SUBSIDIARY
                                           Balance Sheet
                                   (A Development Stage Company)
                                      As of December 31, 2006


                                               ASSETS
                                                                   FY 2005           FY 2006
                                                                   -------           -------
CURRENT ASSETS
Loan to Shareholder                                             $        --       $   257,059
Unamortized interest - Zengen license                           $   131,547       $    18,792
Prepaid products                                                $    39,398       $        --
Inventory                                                       $        --       $    38,605
                                                                -----------       -----------
     TOTAL CURRENT ASSETS                                       $   170,945       $   314,456

Furniture and fixtures                                          $        --       $     9,220
Office equipment                                                $     7,329       $    11,614
                                                                -----------       -----------
                                                                $     7,329       $    20,834
                                                                -----------       -----------
LESS: ACCUMLATED DEPRECIATION                                   $      (265)      $    (2,695)
                                                                -----------       -----------
     TOAL FIXED ASSETS                                          $     7,064       $    18,139

OTHER ASSETS
unamortized license fee                                         $ 3,431,947       $ 2,833,657
Available for sale securities                                   $   429,138       $        --
Notes Receivable                                                $   267,175       $ 1,800,000
Deposits                                                        $        --       $     6,737
                                                                -----------       -----------
  SUBTOTAL OTHER ASSETS                                         $ 4,128,260       $ 4,640,394
                                                                ===========       ===========

TOTAL ASSETS                                                    $ 4,306,269       $ 4,972,989



                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank Overdraft                                                  $     6,284       $    15,292
Payroll tax payable                                             $        --       $     1,348
Accounts payable                                                $     9,677       $    10,408
Advance payment from customers                                  $    52,932       $    43,982
Loan payable                                                    $    90,000       $        --
Contract payable                                                $ 3,650,000       $ 2,750,000
Income taxes payable                                            $       800       $     1,600
                                                                -----------       -----------
      TOTAL CURRENT LIABILITIES                                 $ 3,809,693       $ 2,822,630

Notes payable - loan from shareholders                          $   118,400       $    27,000

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value (200,000 shares authorized,       $    16,132       $    32,413
32,412,752 outstanding)
Paid-in Capital                                                 $   935,368       $ 3,619,088
Accumulated other comprehensive income                          $  (160,862)      $        --
Accumulated deficit                                             $  (412,462)      $(1,528,141)
                                                                -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                                $   378,176       $ 2,123,359
                                                                -----------       -----------
                                                                $ 4,306,269       $ 4,972,989
                                                                ===========       ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                     INNOVAY, INC. & SUBSIDIARY
                                      Statements of Operations
                                    (A Development Stage Company)
                                       As of December 31, 2006

                                                                   FY 2005           FY 2006
                                                                   -------           -------
Sales                                                           $         --       $         --

Cost of Goods Sold
Purchases
                                                                ------------       ------------

Less: ending inventory                                          $         --
                                                                ------------       ------------
Total cost of goods sold                                        $         --

Gross Profit (Loss)                                             $         --       $         --

OPERATING EXPENSES
Expenses                                                        $    142,066       $    786,404
Depreciation including amortization                             $    125,695       $    200,720

                                                                ------------       ------------
          Total operating expenses                              $    267,761       $    987,124
                                                                ------------       ------------

Income (loss) from operation                                    $   (267,761)      $   (987,124)

OTHER INCOME AND EXPENSES
Interest expense                                                $     61,076       $    127,755
                                                                ------------       ------------
          Total other income (expenses)                         $     61,076       $    127,755
                                                                ------------       ------------

Income before income taxes                                      $   (328,837)      $ (1,114,879)
Provision for income taxes                                      $        800       $        800
                                                                ------------       ------------
Net loss                                                        $   (329,637)      $ (1,115,679)

OTHER COMPREHENSIVE INCOME
Unrealized loss on available for sale securities                $   (160,862)      $         --
                                                                ------------       ------------
Total Comprehensive Loss                                        $   (490,499)      $ (1,115,679)
Dividend declared

Accumlated deficit, beginning                                   $    (82,825)      $   (573,324)
                                                                ------------       ------------
Accumlated deficit, ending                                          (573,324)      $ (1,689,003)
                                                                ============       ============

Gain per common share:

Basic and diluted loss per common share                         $      (0.02)      $      (0.06)
                                                                ============       ============

Basic and diluted weighted average number of common shares        16,131,632         17,488,392
                                                                ============       ============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                                    INNOVAY, INC. & SUBSIDIARY
                                                   (A Development Stage Company)
                                                Statements of Stockholders' Equity
                                                      As of December 31, 2006



                                                                                                                           Deficit
                                                                                                        Accumulated      Accumulated
                                    Preferred Stock            Common stock            Additional          Other           During
                                 --------------------    --------------------------      Paid-in       Comprehensive     Development
                                   Shares      Amount      Shares        Amount          Capital           Income           Stage
                                 ---------   --------    ------------  ------------   -------------  -----------------   -----------

Balance, January 4, 2005                                   5,896,495   $     5,896    $     (4,396)                      $        -

Stock issued:  For cash                                    9,580,036         9,580    $    940,420
  For puchase of Jovell USA                                  655,101           655    $       (655)                         (82,825)
  Unrealized loss on available
    for sale securities                                                                              $   (160,862)

Net loss for the period ended
December 31, 2005                                                                                                        $ (329,637)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2005              -    $     -      16,131,632   $    16,132    $    935,368                       $ (412,462)

Stock issued:  For cash                                    1,792,928   $     1,793    $    898,207
  For service                                              1,064,317   $     1,064    $     (1,064)
Reverse Acquisition Adjustment                            12,673,875        12,674    $  1,787,326
Stock issued for service                                     750,000           750    $      (750)
  Unrealized loss on available
    for sale securities                                                                              $          -

Net loss for the year ended
December 31, 2006                                                                                                       $(1,115,679)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2006              -    $     -      32,412,752   $    32,413    $  3,619,088                      $(1,528,141)



                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                 STATEMENTS OF CASH FLOWS
                               (A Development Stage Company)
                                  As of December 31, 2006

                                                             FY 2005           FY 2006
                                                             -------           -------
Cash flows from operating activities:
Net Gain (Loss)                                           $  (573,324)      $(1,115,679)
Adjustment to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                         $   125,695       $   200,720
    Unamortized Interest                                  $  (131,547)      $   112,755
Changes in assets and liabilities
  Decrease (increase) in prepaid products                 $   (39,398)      $    39,398
  Decrease (increase) in deposits                                           $    (6,737)
  Decrease (Increase) in inventory                        $        --       $   (38,605)
 Accrued expense
  Decrease (increase) in advance payment                  $    52,932       $    (8,950)
  Decrease (increase) Due from shareholder                                  $  (257,059)
  Decrease (increase) in accounts payable                 $     9,677       $     2,079
  Decrease (increase) in contract payable                 $ 3,650,000       $  (500,000)
  Decrease (increase) in taxes payable                    $       800       $       800
                                                          -----------       -----------
Net cash used by operating activities                     $ 3,668,159       $  (455,599)

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                    $    (7,329)      $   (13,505)
  Cash paid for licensing                                 $(3,557,377)      $   198,290
  Notes receivable                                        $  (696,313)      $(1,141,115)
                                                          -----------       -----------
Net cash provided by investing activities                 $(4,261,019)      $  (956,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing stock                             $   951,500       $ 2,700,000
  Loan Payable                                            $    90,000       $   (90,000)
  Advances and loans from related parties                 $   118,400       $   (91,400)
                                                          -----------       -----------
Net Cash provided by Financing Activities                 $ 1,159,900       $ 2,518,600

NET INCREASE(DECREASE) IN CASH                                 (6,284)           (9,008)
                                                          -----------       -----------
CASH AT BEGINNING OF YEAR                                           0            (6,284)
                                                          -----------       -----------

Cash & cash equivalents, ending                           $    (6,284)      $   (15,292)
                                                          ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:
  Contract payable                                                          $   400,000


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Migami, Inc. (the Company) was originally incorporated in 1986 in Nevada as Covington Capital Corporation. Prior to its current name, the Company had various names as endeavors were attempted. None of these proved fruitful. In November 30, 2006, the Company formed a new wholly-owned Nevada subsidiary corporation. The name of the new subsidiary is KleenAir Systems of North America, Inc. All of the Company's current assets and liabilities were transferred to that subsidiary. The Company sold the subsidiary along with all of the current assets and liabilities to Pollution Control, Ltd for $1,800,000, payable over 5 years. Also, in November 30, 2006, the Company purchased the assets and liabilities of Innovay, Inc., a California corporation. The purchase included the following assets:

     o a license and Collaboration Agreement License and Collaboration Agreement, dated June 15, 2005, between Innovay and ZenGen, Inc., a California corporation, and the Letter Amendments thereto. This Agreement gives Innovay the exclusive right to market pharmaceutical compositions containing certain alpha-melanocyte-stimulating hormone-related peptides synthesized by ZenGen, Inc., in South Korea.

     o On June 15, 2005, the Agreement was amended to include a Nasal Gel Delivery Technology which is known as a Nasal Transmucosal delivery system. The Nasal Transmucosal delivery system consists of a viscous nasal gel, delivering minor amounts of metal or other chemical elements or compositions into the bloodstream through the nasal membrane. This technology is licensed for distribution in South Korea, Australia, China, Japan, Malaysia, New Zealand, the Philippines, and Thailand.

     o License Agreement, dated July 18, 2005, between Innovay and InnoZen, Inc., a Delaware corporation. This Agreement gives Innovay the exclusive right to market certain proprietary products of InnoZen in China, Japan, and South Korea. Technology which is a drug delivery system permitting the delivery of active drugs through an edible thin film strip. The License also covers Optizen eye drops.

     o Proprietary cosmetic formulations used to manufacture Innovay's cosmetic products. The cosmetic products are wrinkle remover, anti-aging skin cream, dark circle remover, which removes dark circles from the eye area, and a skin whitener.

The Company will focus its efforts to sublicense these rights to Asian Pharmaceutical companies, while acquiring additional license rights from US based pharmaceutical companies..

The Company is in a development stage with its new acquisition. As a result the Company is being classified as a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Accounting Methods
------------------

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


         Description                           Estimated Useful Life
         -----------                           ---------------------

         Buildings and improvements               30 years
         Machinery and equipment                  10 years
         Computer equipment                        3 years
         Automobiles                               5 years
         Office and other equipment                5 years

Depreciation expense for the years ended December 31, 2006 and 2005 was $2,695 and $265, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006, no impairments were recognized.

Intangible Assets
-----------------

Licensing rights are recorded at cost. Cost of acquired licenses is amortized on the straight-line method over their remaining economic useful live of 15 years. Amortization expense for the period was $112,755.

          Contract Rights - Zengen                     $2,707,113
          Contract Rights - InnoZen                       723,214
                                                       ----------
                     Total                             $3,430,327
          Amortization                                   (215,790)
                                                       ----------
                                                       $3,214,537
                                                       ==========

Amortization expenses for the next five years are as follows:

         Fiscal year -2007                             $  215,790
                     -2008                                215,790
                     -2009                                215,790
                     -2010                                215,790
                     -2011                                215,790
                    Thereafter                          2,135,590
                                                       ----------
                         Total                         $3,430,330
                                                       ==========
Research and Development Costs
------------------------------

Research, and development costs are treated as expenses during the year incurred. Costs incurred are as disclosed in the income statement.

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                                                      December 31,
                                             -------------------------------
                                                  2006              2005
                                             ------------       ------------
         Numerator - (loss)                  $ (1,115,679)      $   (329,637)
         Denominator - weighted average
          number of shares outstanding         17,488,392         16,131,632
                                             ------------       ------------
         Loss per share                      $      (0.06)      $      (0.02)
                                             ============       ============


Financial Instruments
---------------------

Unless otherwise specified, Management believes the carrying value of its financial instruments approximates their fair value due to the short term to maturity. Investments in marketable securities are carried at market value.

Accounts Receivable
-------------------

Accounts receivable are shown net of an allowance for doubtful accounts. As of December 31, 2006, the Company did not have any accounts receivable.

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has neither sufficient operating revenues nor disposable assets to fund completion of its development program, current level of expenses, or initial production stages. In this situation, the Company is reliant solely upon its ability to raise capital through sales of its stock, debt financing, or acquisition of services through issuances of the Company's stock. There is no assurance that a market exists for the sale of the Company's stock or that lenders could be found to lend money to the Company. Should financing not be available, the Company would, in all likelihood, be forced to stop development efforts and/or to shut down its activities completely.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amount of liabilities that might be incurred should the Company be unable to continue in existence.

NOTE 3 - RECEIVABLES

As a part of the Asset purchase agreement with Innovay, Inc., prior to the transaction, all of our current assets and liabilities were transferred to KleenAir Systems of North America, Inc., our newly formed wholly owned subsidiary. An Option to purchase that subsidiary, with all of our current assets and liabilities, was granted to Pollution Control, Ltd., a Bahamian corporation ("PCL"), which is beneficially owned by Lionel Simons, for a total of $1,800,000 over 5 year period..

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

              Office furniture and equipment                          $  20,834
                                                                      ---------
              Total property and equipment                            $  20,834
                                                                      =========

Depreciation expense totaled $2,695 for the year ending December 31, 2006. The office furniture and equipment, the analysis equipment, and the test vehicles are being depreciated on a straight-line basis over five years.

NOTE 5 - COMPENSATORY STOCK BENEFIT PLANS AND VALUATION BASIS

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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

The Employee Stock Option Plan (ESOP) was established in July 2000 in coincidence with the S-8 registration and is to provide incentives for the attraction and retention of personnel. Its terms call for an exercise price of 100% of the closing price of the Company's stock on the date of the grant of the options. No such grants have been made under this plan.

NOTE 7 - STOCKHOLDERS' EQUITY

During 1986, the Company completed an initial offering of 10,000,000 shares of common stock with net proceeds (after commissions) of $112,233. Between that time and December 31, 1993, it is apparent that there were many stock transactions, reverse splits, and other actions. However, records regarding this period of time are not available. Additionally, no records are available which

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

On February 9, 2006, the Company amended our Articles of Incorporation to change the corporate name to Migami, Inc., and to increase the number of its authorized shares to 200,000,000. On March 2, 2006, the Company affected a reverse split of its issued and outstanding shares on a 5 to 1 basis.

On November 30, 2006, the Company issued 750,000 shares to Lionel Simons as agreed for consulting services to be provided for the Company.

On November 30, 2006, the Company issued 18,988,877 shares of common stock to Innovay, Inc. for the acquisition of Innovay's assets and liabilities.

NOTE 8 - RELATED PARTY TRANSACTION

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

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

The Company's president is also serving as a principle officer for KleenAir Systems International Plc. in England and spends significant portions of his time pursuing the activities of those eelated entities.

During 2005, the Company transferred all patents except Carbon Cloth Technology to KleenAir Systems International, Inc. for $180,000 and an 8% royalty.

During 2005, officers of the Company advanced $9,694 to the Company to support cash flow requirements. Several officers and employees were repaid a total of $21,790 on their loans to the Company.

During FY 2006, prior to purchase of Innovay, Inc., all the assets and liabilities of Migami, Inc. was transfer to KleenAir Systems North America, Inc., a subsidiary company of Migami, Inc. KleenAir Systems North America, Inc., was sold to Pollution Control.

NOTE 9 - LEASE

Currently, the Company does not have a lease. The Company is using the office space of Innovay, Inc. and paying monthly rent.

                                  MIGAMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 10 - SUBSEQUENT EVENTS

 Effective November 30, 2006, the Company granted an option to Pollution Control to acquire all the outstanding shares of KleenAir Systems North America, a wholly owned subsidiary of the Company to which the Company has transferred the title to all assets and liabilities of the Company, including the patents and technology of Carbon Cloth.

The option is exercisable for three years for the purchase price of $1,800,000 payable for five years from 50% of the 8% royalty owned by the Company for revenues generated from Kleen Air Systems International.

On November 30, 2006, the Company, closed an Asset Purchase Agreement with Innovay, Inc. In anticipation of the transaction, the Company changed its name to Migami, Inc. from KleenAir Systems, Inc., and increased the authorized shares to 200,000,000 shares,

Pursuant to the terms of the Asset Purchase Agreement, the company issued 18,988,877 shares of authorized but previously unissued common stock to Innovay, Inc..